Form 10-Q
period 1996-06-30
SWEETWATER INC
filed 1996-08-13
CIK 914271

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

               OR

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________________to_______________________

    Commission file number 0-25942________________________


           SWEETWATER, INC._____________________________
     (Exact name of registrant as specified in its charter)

          Delaware                        84-1167603_____________
 (State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)         Identification No.)

2505 Trade Centre Avenue, Suite D,  Longmont, CO       80503___________
(Address of principal executive offices)            (Zip Code)

              (303) 530-2715_____________________
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                              No

     As of June 30, 1996, 3,068,728 shares of Registrant's Common
Stock, par value $.001 per share, were outstanding.

                        SweetWater, Inc.

                        Table of Contents

                                                          Page
Part I.        Financial Information
     Item 1.   Financial Statements

               Balance Sheets-                              2
               June 30, 1996 and December 31, 1995

               Statements of Operations-                    4
               Three and Six months ended June 30, 1996 and 1995

               Statements of Cash Flows                     5
               Six months ended June 30, 1996 and 1995

               Notes to Financial Statements                6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                    9

Part II.  Other Information                                 11


                         SWEETWATER, INC.

                          BALANCE SHEETS
                                            June 30,
                                             1996        December 31,
                                            (Unaudited)    1995

                              ASSETS
Current Assets:

      Cash and cash equivalents             $  371,809  $   511,331
      Short-term investments                 2,589,966    4,460,897
      Accounts receivable - net                316,113       57,822
      Inventory                              1,371,791    1,120,063
      Prepaids and other current assets        114,280      105,418

            Total current assets             4,763,959    6,255,531

Fixed Assets, at cost                        2,131,834    1,829,352
      Less: Accumulated depreciation          (863,948)    (661,564)

            Fixed assets, net                1,267,886    1,167,788

Other Assets:

      Deposits and other                       236,488       82,373




TOTAL ASSETS                                $6,268,333   $7,505,692









  The accompanying notes to financial statements are an integral part of these financial statements



                         SWEETWATER, INC.

                          BALANCE SHEETS
                                             June 30,
                                              1996        December 31,
                                             (Unaudited)    1995


                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

      Trade accounts payable and
          other accrued liabilities       $  454,546  $  258,165
      Accrued salaries                        34,213      26,682
      Accrued warranty                        26,471      15,106
      Current portion of term loan
          payable                            114,159     108,125

            Total current liabilities        629,389     408,078

LONG TERM DEBT                               149,469     207,799

STOCKHOLDERS' EQUITY:

       Common stock, $.001 par value;
         8,000,000 shares authorized;
         3,068,728 and 3,064,529 shares
         issued and outstanding at June
         30, 1996 and December 31, 1995,
         after deducting 125,911 and
         129,459 shares held in treasury,
         respectively                           3,069       3,065
      Deferred Compensation                   (20,610)    (28,854)
      Additional paid-in capital           12,409,735  12,407,300
      Accumulated deficit                  (6,902,719) (5,491,696)


            Total stockholders' equity      5,489,475   6,889,815


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $6,268,333  $7,505,692









  The accompanying notes to financial statements are an integral part of these financial statements.


                        SWEETWATER, INC.

                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                           For the Three          For the Six
                            Months Ended         Months Ended
                              June 30,             June 30,
                           1996      1995        1996     1995

SALES                    $546,718  $882,901  $1,021,237   $1,305,111

COST OF GOODS SOLD        385,294   560,104     692,758    1,007,149

GROSS MARGIN              161,424   322,797     328,479      297,962

OPERATING EXPENSES

     Sales and Marketing  437,283   371,929     786,397      666,098
     Research and
       Development        298,353   155,309     512,056      290,611
     General and
       Administrative     282,135   357,008     536,195      607,005

        Total operating
          expenses      1,017,771   884,246   1,834,648    1,563,714

LOSS FROM OPERATIONS     (856,347) (561,449) (1,506,169)  (1,265,752)

OTHER INCOME, NET          40,191     4,445      95,147       25,175

NET LOSS                 (816,156) (557,004) (1,411,022)  (1,240,577)

LOSS PER COMMON SHARE    ($.27)     ($0.31)     ($0.46)    ($0.69)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING      3,067,621  1,796,102   3,066,075   1,807,235








 The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                         For the Six Months Ended
                                                 June 30,
                                           1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                               $(1,411,022)    $(1,240,577)

Adjustments to reconcile net loss to
net cash used in operating
activities:
     Depreciation and amortization         202,384          148,275
     Amortization of deferred
       compensation                          8,244            8,874
     Amortization of trademarks and
       patents                               2,711             ---

Changes in assets and liabilities:
      Increase in net accounts
        receivable                        (258,291)        (228,480)
      Increase in inventory               (251,727)        (809,628)
      Increase in prepaids and other
        current assets                      (8,862)          (5,262)
      Increase in deposits and other
        assets                            (156,826)         (14,939)
     (Decrease) increase in accounts
        payable and accrued liabilities     (5,886)         138,892
     Increase in accrued salaries and
        other current liabilities          221,161           94,145
Net cash used in operating activities   (1,658,115)      (1,907,700)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture, fixtures
       and equipment                      (302,482)        (474,070)
     Purchases of short-term
       investments                      (4,866,689)        (941,396)
     Proceeds from the sales of short
       term investments                  6,737,620         3,156,776
     Repurchase of Treasury Stock          ---               (15,984)
     Sale of Treasury Stock                ---                 1,725
Net cash provided by investing
  activities                             1,568,449         1,727,051

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital Contributions                   2,439            13,361
     Increases in notes payable             ---              237,899
     Payments on notes payable             (52,296)         (57,880)
Net cash (used in) provided by
  financing activities                     (49,857)         193,380

Net (decrease) increase in Cash and
  Cash Equivalents                        (139,522)          12,731

CASH AND CASH EQUIVALENTS, beginning
  of period                                511,331          687,261

CASH AND CASH EQUIVALENTS, end of
  period                                  $371,809         $699,992

SUPPLEMENTAL DISCLOSURE OF CASHFLOW
INFORMATION:
CASH PAID FOR INTEREST                   $16,430            $33,982


The accompanying notes to financial statements are an integral part of these financial statements.

                        SweetWater, Inc.
                  Notes To Financial Statements
                           (Unaudited)


1.   BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited balance sheets, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SweetWater, Inc. (the "Company") as of June 30, 1996 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995.

  The unaudited financial statements presented herein have been prepared in accordance with Securities and Exchange Commission regulations and do not include all the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10 - K for the year ending December 31, 1995.


     INVENTORY

  Inventory includes costs of materials, direct labor and manufacturing overhead. Inventory is priced at the lower of cost (using the first-in, first-out method of valuation) or market. Inventory consists of the following components:

                                    June 30,
                                      1996             December 31,
                                   (Unaudited)               1995

               Raw materials        $708,368            $388,686
               Finished goods        663,423             731,377

                                  $1,371,791          $1,120,063

                        SweetWater, Inc.
                  Notes To Financial Statements
                           (Unaudited)
     INCOME TAXES

  SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized. The Company has determined that under SFAS 109, any previously unrecognized tax benefits do not satisfy the realization criteria set forth therein. Therefore, a valuation allowance has been recorded against the entire net deferred tax asset.

     NET LOSS PER COMMON SHARE

  Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. At June 30, 1996 and 1995, options on 25,834 and 27,501 shares, respectively, have been treated as outstanding common stock equivalents.

5.     PROFIT SHARING PLAN AND TRUST

  Pursuant to the Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company has agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employees salary deferral. Under the 401(K) Plan, the Company may also elect to make discretionary contributions. Employees vest in Company contributions over six years of service with the Company. Forfeitures of the unvested prorated portion are allocated to the remaining employees in the plan proportionately, based upon current years compensation.

6.     LONG TERM DEBT

  Under the Loan and Security Agreement dated November 23, 1994, as amended, (the "Loan Agreement"), by and between the Company and Silicon Valley Bank (the "Bank"), the Company may borrow up to $350,000 under a term loan facility, as long as the Company is in compliance with certain covenants including, among others, a covenant that its quarterly loss will not exceed $600,000. For the quarter ended June 30, 1996, the Company was not in compliance with the covenant on quarterly losses. In August 1996, the Bank amended the Loan Agreement to eliminate the covenant on quarterly losses, to waive the Company's non-compliance with the quarterly loss covenant for the quarter ended June 30, 1996, and to increase the amount of the net worth which the Company is required to maintain from $2,250,000 to $4,000,000. The amendment also extends and increases a revolving credit facility which permits the Company to borrow up to $1,000,000 at the prime rate plus 1.5% until the facility matures in April 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

             The following discussion contains, in addition to historical information, forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Company's 1995 Annual Report on Form 10-K.

Results of Operations for the three months ended June 30, 1996 and 1995

     During the three-month period ended June 30, 1996, the Company had sales of $547,000, a decrease of 38%, compared to sales in the three-month period ended June 30, 1995 of $883,000.
The decrease in sales was due to lower Guardian unit sales partially offset by both a higher selling price for the Guardian, and initial shipments late in the quarter of the new WalkAbout(trademark) microfilter. The Company believes that overall sales of portable water filtration products in the outdoor specialty sporting goods market has declined during the quarter as a result of the maturation of such market. The Company believes that any future sales growth for these products will depend on the ability of the Company and other manufacturers to expand the market and to develop larger distribution channels, such as general sporting goods stores and mass merchants. As general sporting goods stores and mass merchants have only recently begun to sell the product category, there can be no assurance that the market for such products will expand.

     The gross margin of $161,000 or 30% of sales for the three month period ended June 30, 1996 was lower than the prior year gross margin of $323,000 or 37% of sales, primarily due to the lower volume of sales offset by lower production spending and a higher Guardian selling price.

     Sales and marketing expenses for the three-month period ended June 30, 1996 were $437,000, an increase of 17%, compared to $372,000 for the three-month period ended March 31, 1996. This increase was due to increased market research and staffing costs in connection with the development of the home drinking water treatment product and sales commissions to the sales force for the portable outdoor product line.

     Research and development expenses for the three-month period ended June 30, 1996 were $298,000, an increase of 92% compared to $155,000 for the three-month period ended June 30, 1995. This increase was due primarily to the Company's increased investment in research and development associated with new products for the home drinking water treatment market.

     General and administrative expenses for the three-month period ended June 30, 1996 were $282,000, a decrease of 21% compared to $357,000 for the three-month period ended June 30, 1995, which was primarily the result of lower corporate legal expenses.

     Other income for the three month period ended June 30, 1996 was $40,000 compared to $4,000 for the three month period ended June 30, 1995 as a result of higher cash balances available to invest in 1996, and lower interest expense than in 1995 on the Company's indebtedness.


Results of Operations for the six months ended June 30, 1996 and
1995

     During the six-month period ended June 30, 1996, the Company had sales of $1,021,000, a decrease of 22%, compared to sales in the six-month period ended June 30, 1995 of $1,305,000. The decrease in sales was due to lower Guardian unit sales partially offset both by a higher selling price for the Guardian and additional sales of three new products, the ViralGuardr and Guardian+Plusr introduced in April 1995 and the WalkAbout introduced in May 1996.

     The gross margin of $328,000 or 32% of sales for the six month period ended June 30, 1996 was higher than the prior year gross margin of $298,000 or 23% of sales, primarily due to a higher Guardian selling price and lower production spending offset by a lower Guardian unit sales volume.

     Sales and marketing expenses for the six-month period ended June 30, 1996 were $786,000, an increase of 18%, compared to $666,000 for the six-month period ended June 30, 1996. This increase was due to increased market research and staffing costs in connection with the development of the home drinking water treatment product and sales commissions to the sales force for the portable outdoor product line.

     Research and development expenses for the six-month period ended June 30, 1996 were $512,000, an increase of 76% compared to $291,000 for the six-month period ended June 30, 1995. This increase was due primarily to the Company's increased investment in research and development associated with new products for the home drinking water treatment market.

     General and administrative expenses for the six-month period ended June 30, 1996 were $536,000, a decrease of 12% compared to $607,000 for the six-month period ended June 30, 1995, which was primarily the result of decreased corporate legal expenses.

     Other income for the six month period ended June 30, 1996 was $95,000 compared to $25,000 for the six month period ended June 30, 1995 as a result of higher cash balances available to invest in 1996, and lower interest expense than in 1995 on the Company's indebtedness.

     The Company's operating expenses have increased as a result of the expansion of sales and marketing, manufacturing and new product research and development. The Company expects to continue to incur operating losses until the Company generates sufficient revenue from sales of existing products and new home drinking water treatment products and their accessories to cover expenses. The attainment of positive cashflow will depend on numerous factors, many of which are difficult to predict. No assurances can be given that this will be achieved.

Liquidity and Capital Resources

     Cash, cash equivalents, and short term investments decreased by 40% from $4,972,000 at December 31, 1995 to $2,962,000 at June
30, 1996 primarily due to operating losses, purchases of property and equipment of $302,000, additional accounts receivable of $258,000 and net inventory purchases of $251,000.

     The Company has entered into a Loan and Security Agreement dated November 23, 1994, as amended, (the "Loan Agreement"), with Silicon Valley Bank (the "Bank"), which provides for maximum borrowing of $350,000 under a term loan facility at an interest rate of 10.97%. The Company currently has borrowings outstanding on this facility of $264,000 which mature over a period of 36 months with a final due date in August 1998. For the quarter ended June 30, 1996, the Company was not in compliance with a covenant in the Loan Agreement which requires that its quarterly losses not exceed $600,000. In August 1996, the Bank amended the Loan Agreement to eliminate the covenant on quarterly losses, to waive the Company's non-compliance with the quarterly loss covenant for the quarter ended June 30, 1996, and to increase the amount of net worth which the Company is required to maintain from $2,250,000 to $4,000,000. The amendment also extends and increases a revolving credit facility which permits the Company to borrow up to $1,000,000 at the prime rate plus 1.5% until the facility matures in April 1997.

     Although the Company is currently in compliance with the net worth covenant, as amended, if the Company continues to incur operating losses and is not successful in completing a strategic alliance or otherwise obtaining additional capital, the Company may not be in compliance with the net worth covenant at December 31, 1996. If the Company is not in compliance with this or other financial covenants in the future and cannot obtain a waiver from the Bank, the Bank would be entitled to require immediate payment of the outstanding indebtedness (currently approximately $264,000), to refuse further advances and to exercise various rights against the Company and its assets at any time. In such event, the Company would repay the outstanding indebtedness out of its cash and the proceeds of its short-term investments, which would reduce amounts available to finance its operations in the future.

     The Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations for the next nine (9) months. Additional funds will be required to manufacture and market its new home use product and to support its operations after the expiration of such nine month period. The Company has retained Dillon, Read & Co. as its exclusive agent to arrange a joint strategic alliance which may involve new equity investments in the Company or the acquisition of stock or assets of the Company. There can be no assurance that the Company will be successful in completing any such alliance or otherwise obtaining the additional capital which will be required to support its existing and planned operations.

PART II OTHER INFORMATION

Items 1-2 None

Item 3    Defaults Upon Senior Securities

               Under the Loan and Security Agreement dated
          November 23, 1994, as amended, (the "Loan Agreement"), by and between the Company and Silicon Valley Bank (the "Bank"), the Company may borrow up to $350,000 under a term loan facility, as long as the Company is in compliance with certain covenants including, among others, a covenant that its quarterly loss will not exceed $600,000. For the quarter ended June 30, 1996, the Company was not in compliance with the covenant on quarterly losses. In August 1996, the Bank amended the Loan Agreement to eliminate the covenant on quarterly losses, to waive the Company's non-compliance with the quarterly loss covenant for the quarter ended June 30, 1996, and to increase the amount of the net worth which the Company is required to maintain from $2,250,000 to $4,000,000. The amendment also extends and increases a revolving credit facility which permits the Company to borrow up to $1,000,000 at the prime rate plus 1.5% until the facility matures in April 1997.

               Although the Company is currently in compliance with the net worth covenant, as amended, if the Company continues to incur operating losses and is not successful in completing a strategic alliance or otherwise obtaining additional capital, the Company may not be in compliance with the net worth covenant at December 31, 1996. If the Company is not in compliance with this or other financial covenants in the future and cannot obtain a waiver from the Bank, the Bank would be entitled to require immediate payment of the outstanding indebtedness (currently approximately $264,000), to refuse further advances and to exercise various rights against the Company and its assets at any time. In such event, the Company would repay the outstanding indebtedness out of its cash and the proceeds of its short-term investments, which would reduce amounts available to finance its operations in the future.

Item 4    Submission of Matters to a Vote of Security Holders

               The Annual Meeting of the Shareholders of the Company was held on May 24, 1996 pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:




                                                         Brokers
     Name           For         Against     Abstain     Non-Votes
A. Clinton Allen  2,668,629       ---        61,038      334,862
Thomas A. Barron  2,668,629       ---        61,038      334,862
Blair W. Effron   2,668,629       ---        61,038      334,862
Peter W. Gilson   2,666,629       ---        63,038      334,862
Randall A. Hack   2,668,629       ---        61,038      334,862
Keith R. Lively   2,668,629       ---        61,038      334,862
Eric M. Reynolds  2,648,004       ---        81,663      334,862
Juan A. Rodriquez 2,668,629       ---        61,038      334,862
Ralph Z. Sorenson 2,668,629       ---        61,038      334,862

               In addition, the following proposals were approved by the shareholders:

               The proposal to amend the 1993 Stock Option Plan to increase the number of shares available for options to be issued thereunder to 400,000 shares of the Company's Common Stock was passed with 2,648,404 votes in favor, 74,230 votes against, 7,033 abstentions and 334,862 broker non-votes.

               The proposal to ratify the selection by the Company's Board of Directors of Arthur Anderson LLP as independent auditors for the Company for the 1996 calendar year was passed with 2,652,204 votes in favor, 20,625 votes against, 56,838 abstentions, and 334,862 broker non-votes.

Item 5    None

          Item 6         Exhibits and Reports on Form 8 - K

  A)     Reports on Form 8 - K - There were no reports filed on
             Form 8 - K for the quarter ended June 30, 1996

  (B)         Exhibits
          11.  Material Contracts
               (B)  Amendment to Loan and Security Agreement
                      dated August 2, 1996

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SweetWater, Inc.
                                   (Registrant)


Dated:         August 12, 1996               By:Patrick E.Thomas


                                             Patrick E. Thomas
                                             Vice President of Finance and
                                             Administration,
                                             Chief Financial Officer
                                             (principal financial officer
                                             and chief accounting officer)