Form 10-Q
period 1996-09-30
SWEETWATER INC
filed 1996-11-14
CIK 914271

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

               OR

    [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from to____________________________

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

                                               (303) 678-0447_____________
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                              No

     As of September 30, 1996, 3,061,632 shares of Registrant's
Common Stock, par value $.001 per share, were outstanding.

                        SweetWater, Inc.
                       Table of Contents

                                                          Page
Part I.        Financial Information
     Item 1.   Financial Statements

               Balance Sheets-                              2
               September 30, 1996 and December 31, 1995

               Statements of Operations-                    4
               Three and nine months ended
                  September 30, 1996 and 1995

               Statements of Cash Flows                     5
               Nine months ended
                  September 30, 1996 and 1995

               Notes to Financial Statements                6

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations       9

Part II.  Other Information                                12


                           SWEETWATER, INC.
                            BALANCE SHEETS
                                         September 30,
                                             1996        December 31,
                                          (Unaudited)        1995


ASSETS
Current Assets:

      Cash and cash equivalents          $1,330,426   $  511,331
      Short-term investments              1,159,829    4,460,897
      Accounts receivable - net             347,644       57,822
      Inventory                             977,043    1,120,063
      Prepaids and other current assets      86,530      105,418
            Total current assets          3,901,472    6,255,531

Fixed Assets, at cost                     2,183,959    1,829,352
      Less: Accumulated depreciation       (984,630)    (661,564)
         Fixed assets, net                1,199,329    1,167,788

Other Assets:
      Deposits and other                    241,428       82,373

TOTAL ASSETS                             $5,342,229   $7,505,692



  The accompanying notes to financial statements are an integral part of these financial statements



                           SWEETWATER, INC.
                            BALANCE SHEETS
                                        September 30,
                                            1996        December 31,
                                         (Unaudited)        1995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

      Trade accounts payable and
        other accrued liabilities     $   217,842     $   258,165
      Accrued salaries                      5,815          26,682
      Accrued warranty                     25,835          15,106
      Current portion of term
        loan payable                      117,300         108,125

            Total current liabilities     366,792         408,078

LONG TERM DEBT                            119,110         207,799

STOCKHOLDERS' EQUITY:

       Common stock, $.001 par value;
         8,000,000 shares authorized;
         3,061,632 and 3,064,529 shares
         issued and outstanding at
         September 30, 1996 and December
         31, 1995, after  deducting
         132,356 and 129,459 shares held
         in treasury, respectively          3,062           3,065
      Deferred Compensation               (16,488)        (28,854)
      Additional paid-in capital       12,416,600      12,407,300
      Accumulated deficit              (7,546,847)     (5,491,696)

            Total stockholders' equity  4,856,327       6,889,815


TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY         $ 5,342,229     $ 7,505,692



The accompanying notes to financial statements are an integral part of these balance sheets



                            SWEETWATER, INC.
                        STATEMENTS OF OPERATIONS
                             (Unaudited)

                        For the Three                For the Nine
                         Months Ended                Months Ended
                         September 30,               September 30,
                         1996    1995                1996     1995

SALES                   $  847,668 $  671,005      $1,868,905 $1,976,116

COST OF GOODS SOLD         720,457    624,208       1,413,215  1,631,358

GROSS MARGIN               127,211     46,797         455,690    344,758

OPERATING EXPENSES

     Sales and Marketing   353,532     245,581      1,139,929    911,679
     Research and
       Development         190,962     104,779        703,018    395,389
     General and
       Administrative      241,476     272,067        777,671    879,072

          Total operating
            expenses       785,970     622,427      2,620,618  2,186,140

LOSS FROM OPERATIONS      (658,759)   (575,630)    (2,164,928)(1,841,382)

OTHER (EXPENSE)/INCOME,
       NET                  14,631      (9,735)       109,778     15,440

NET LOSS                 ($644,128)  ($585,365)   ($2,055,150)($1,825,942)

LOSS PER COMMON SHARE       ($0.21)     ($0.33)        ($0.67)     ($1.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING       3,067,009   1,797,204      3,065,940    1,804,039


The accompanying notes to financial statements are an integral part of these statements


                            SWEETWATER, INC.
                         STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                         For the Nine Months Ended
                                               September 30,
                                              1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                 ($2,055,150) ($1,825,942)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization            327,375      248,957
     Amortization of deferred
       compensation                           12,366       13,317

Changes in assets and liabilities:
     Increase in net accounts receivable    (289,822)     (66,572)
     Decrease (increase) in inventory        143,020     (584,772)
     Decrease (increase) in prepaids
       and other current assets               18,888      (20,195)
     Increase in deposits and other assets    (9,992)     (12,658)
     Increase  in deferred offering costs   (153,373)        ---
     (Decrease) in accounts payable
       and accrued liabilities               (40,323)    (111,437)
     (Decrease) increase in accrued
        salaries and other current
        liabilities                          (10,138)       4,153
Net cash used in operating activities     (2,057,149)  (2,355,149)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of furniture, fixtures
       and equipment                        (354,607)    (535,856)
     Purchases of short-term investments  (5,605,640)  (1,925,721)
     Proceeds from the sales of
       short term investments              8,906,708    3,621,823
     Repurchase of Treasury Stock             --          (15,984)
     Sale of Treasury Stock                   --            2,097
Net cash provided by (used in) investing
   activities                              2,946,461    1,146,359

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital Contributions/401 (k) Stock       9,297       14,228
     Increase in notes payable                --          237,898
     Increase in Subordinated Notes
       Payable to Stockholder                 --        1,500,000
     Payments on notes payable               (79,514)    (118,143)
Net cash (used in) provided by financing
   activities                                (70,217)   1,633,983

Net increase in Cash and Cash Equivalents    819,095      425,193

CASH AND CASH EQUIVALENTS,
  beginning of period                        511,331      687,261

CASH AND CASH EQUIVALENTS, end of period  $1,330,426   $1,112,454

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                       $23,592      $47,081



The accompanying notes to financial statements are an integral part of these statements

                        SweetWater, Inc.
                  Notes To Financial Statements
                           (Unaudited)


     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited balance sheets, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SweetWater, Inc. (the "Company") as of September 30, 1996 and the results of operations and cash flows for the three and nine-months ended September 30, 1996 and 1995.

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


     INVENTORY

Inventory includes costs of materials, direct labor and manufacturing overhead. Inventory is priced at the lower of cost
(using the first-in, first-out method of valuation) or market.
Inventory consists of the following components:

                                            September 30,
                                      1996             December 31,
                                   (Unaudited)            1995

               Raw materials        $448,226          $  388,686
               Work in Process       230,706                --
               Finished goods        298,111             731,377
                                    $977,043          $1,120,063

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

     NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. At September 30, 1996 and 1995, options on 25,834 and 27,501 shares, respectively, have been treated as outstanding common stock equivalents.

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

6.     LONG TERM DEBT

     Under the Loan and Security Agreement dated November 23, 1994, as amended, (the "Loan Agreement"), by and between the Company and Silicon Valley Bank (the "Bank"), the Company may borrow up to $1,000,000 under a revolving credit loan facility, and $350,000 under a term loan facility, as long as the Company is in compliance with certain covenants including, among others, a covenant that the Company maintain a net worth a $4,000,000. The revolving credit facility matures in April 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

             The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of producing and marketing the Company's current and future products; the retail prices at which such products may be sold; seasonal selling trends, and the Company's anticipated market share. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to technological change, increased competition, additional government regulation or intervention in the water purification and filtration industries, and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements included herein.


Results of Operations for the three months ended September 30, 1996 and 1995

     During the three-month period ended September 30, 1996, the Company had sales of $848,000, an increase of 26%, compared to sales in the three-month period ended September 30, 1995 of $671,000. The increase in sales is due to a large, end of season order placed by a new customer.

     The gross margin of $127,000 or 15% of sales for the three month period ended September 30, 1996 was higher than the prior year gross margin of $48,000 or 7% of sales, primarily due to higher sales volume, and greater overhead absorption on higher production levels, partially offset by higher production spending.

     Sales and marketing expenses for the three-month period ended September 30, 1996 were $354,000, an increase of 44%, compared to $246,000 for the three-month period ended September 30, 1995. This increase was due to increased market research and staffing costs in connection with the development of the home drinking water treatment products and sales commissions to the sales force for the portable outdoor product line.

     Research and development expenses for the three-month period ended September 30, 1996 were $191,000, an increase of 82% compared to $105,000 for the three-month period ended September
30, 1995. This increase was due primarily to the Company's increased investment in research and development associated with new products for the home drinking water treatment market.

     General and administrative expenses for the three-month period ended September 30, 1996 were $241,000, a decrease of 11% compared to $272,000 for the three-month period ended September 30, 1995, which was primarily the result of lower corporate legal expenses.

     Other income and expense for the three month period ended September 30, 1996 was $15,000 in income compared to $10,000 of expense for the three month period ended September 30, 1995 as a result of higher cash balances available to invest in 1996, and lower interest expense resulting from a lower outstanding balance than in 1995 on the Company's indebtedness.


Results of Operations for the nine months ended September 30, 1996 and 1995

     During the nine-month period ended September 30, 1996, the Company had sales of $1,869,000, a decrease of 5%, compared to sales in the nine-month period ended September 30, 1995 of $1,976,000. The decrease in sales was due to lower Guardian and ViralGuard unit sales partially offset both by a higher selling price for the Guardian and additional sales of the Guardian+Plus and the WalkAbout introduced in May 1996.

     The gross margin of $456,000 or 24% of sales for the nine-month period ended September 30, 1996 was higher than the prior year gross margin of $345,000 or 17% of sales, primarily due to a higher Guardian selling price, higher Guardian+Plus unit sales volume, and lower production spending offset by a lower Guardian unit sales volume.

     Sales and marketing expenses for the nine-month period ended September 30, 1996 were $1,140,000, an increase of 25%, compared to $912,000 for the nine-month period ended September 30, 1996. This increase was due to increased market research and staffing costs in connection with the development of the home drinking water treatment products and sales commissions to the sales force for the portable outdoor product line.

     Research and development expenses for the nine-month period ended September 30, 1996 were $703,000, an increase of 78% compared to $395,000 for the nine-month period ended September 30, 1995. This increase was due primarily to the Company's increased investment in research and development associated with new products for the home drinking water treatment market.

     General and administrative expenses for the nine-month period ended September 30, 1996 were $778,000, a decrease of 11% compared to $879,000 for the nine-month period ended September 30, 1995, which was primarily the result of decreased corporate legal expenses.

     Other income for the nine-month period ended September 30, 1996 was $110,000 compared to $15,000 for the nine- month period ended September 30, 1995 as a result of higher cash balances available to invest in 1996, and lower interest expense than in 1995 on the Company's indebtedness based on a lower outstanding balance.

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

Liquidity and Capital Resources

     Cash, cash equivalents, and short term investments decreased by 50% from $4,972,000 at December 31, 1995 to $2,490,000 at
September 30, 1996 primarily due to operating losses, purchases of property and equipment of $355,000, additional accounts receivable of $290,000 and an increase in other assets, partially offset by a net reduction of inventory of $143,000.

     Although the Company is currently in compliance with the net worth covenant, as amended, if the Company continues to incur operating losses and is not successful in completing a strategic alliance or otherwise obtaining additional capital, the Company may not be in compliance with the net worth covenant at December 31, 1996. If the Company is not in compliance with this or other financial covenants in the future and cannot obtain a waiver from the Bank, the Bank would be entitled to require immediate payment of the outstanding indebtedness (currently approximately $236,000), to refuse further advances and to exercise various rights against the Company and its assets at any time. In such event, the Company would repay the outstanding indebtedness out of its cash and the proceeds of its short-term investments, which would reduce amounts available to finance its operations in the future.

     The Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations for the next six (6) months. Additional funds will be required to manufacture and market its new home use product and to support its operations after the expiration of such six month period. The Company has retained Dillon, Read & Co. as its exclusive agent to arrange a joint strategic alliance which may involve new equity investments in the Company or the acquisition of stock or assets of the Company. There can be no assurance that the Company will be successful in completing any such alliance or otherwise obtaining the additional capital which will be required to support its existing and planned operations.

PART II OTHER INFORMATION

Items 1-2 None

Item 3    None

Item 4    None

Item 5    None

Item 6    Exhibits and Reports on Form 8 - K
          A) Reports on Form 8 - K - There were no reports filed on Form 8 - K for the quarter ended September 30, 1996

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SweetWater, Inc.
                                   (Registrant)


Dated:         November 13, 1996             By:/s/ Patrick E.Thomas


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