Form 10-K405
period 1996-12-31
SWEETWATER INC
filed 1997-03-31
CIK 914271

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

                                F O R M   10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-25942
                                       OR
                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________  TO __________.
                             ______________________


                               SWEETWATER, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                      84-1167603
            (State or other jurisdiction of            (I.R.S. Employer Identification No.)
            incorporation or organization)

2505 TRADE CENTRE AVENUE, #D, LONGMONT, COLORADO                     80503
    (Address of principal executive offices)                       (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 678-0447

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


           TITLE OF EACH CLASS  NAME OF EXCHANGE ON WHICH REGISTERED
           -------------------  ------------------------------------
           NONE                 NOT APPLICABLE


SECURITIES REGISTERED PURSUANT TO SECTION L2(G) OF THE ACT:

                                      NONE
                          ___________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on March 24, 1997, was approximately $861,521. On such date, the last sale price of registrant's common stock was $1.00 per share.

     Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 1997.

                   CLASS                      OUTSTANDING ON MARCH 24, 1997
     ---------------------------------------  -----------------------------
     Common Stock, par value $.001 per share  3,064,529



                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant's 1997 Annual Meeting of Shareholders,which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1996, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     SweetWater, Inc. ("SweetWater" or the "Company") is a water technology company specializing in the development of water filtration and purification devices and technologies to address health concerns resulting from the microbiological contamination of drinking water. The Company's first product, the Guardian(TM) Micro-Filtration System ("Guardian"), is a compact, lightweight, portable water filtration device intended to protect individuals from waterborne diseases (and their accompanying debilitating symptoms such as diarrhea, fever and dehydration) by removing protozoa (such as Giardia and Cryptosporidium), parasites and most bacteria from drinking water. In May 1995, the Company began marketing the ViralGuard(TM) Cartridge, a portable water purification device designed to be attached to and used in conjunction with the Guardian and to convert the Guardian from a "filter" to a "purifier," which is capable of inactivating viruses in addition to removing bacteria and protozoa. The Company markets the Guardian and the ViralGuard together as the "Guardian+Plus(TM)". The Company believes that the Guardian provides outdoorsmen with a reliable, inexpensive, easy to use, and fast method for treating fresh water supplies contaminated by micro-organisms. With the Guardian+Plus now available, the Company may pursue broader markets including tourist and business travelers and emergency and relief workers who have a need for protection from waterborne viruses.

     Awareness of drinking water contamination has become increasingly widespread in the United States and internationally. The Company believes that microbiological contamination of drinking water is a significant and growing threat to public health in the United States and that unsafe water and poor sanitation are generally recognized as a leading cause of human illness in the world. The Federal Center for Disease Control recently estimated that each year 940,000 people become ill and as many as 900 may die from microbiologically contaminated water. Cryptosporidosis is particularly dangerous to immune-compromised individuals. The Center for Disease Control estimates that 20% of the U.S. population are specifically identified as an "at risk" population for Cryptosporidosis; including people over 55 and under 5 years of age, immune compromised individuals such as those undergoing treatment for cancer, organ transplant patients, and individuals who are HIV positive.The Company is committed to, and its products are intended to, address health concerns resulting from the microbiological contamination of drinking water.

     It is estimated that over 90% of the surface waters in the United States have been found to be contaminated with protozoan parasites, such as Giardia or Cryptosporidium ("Crypto"), both of which are very resistant to chemical disinfectants, such as iodine and chlorine. Filtration is the preferred method for eliminating these pathogens from drinking water. Brochures distributed by the National Park Service advise visitors to the nation's most popular parks not to drink untreated or unboiled water.

     The Company seeks to achieve a competitive advantage by producing reliable, efficient products at a low cost. The Company believes that its products can provide outdoorsmen, tourists and business travelers, military troops, emergency and relief workers and others with a reliable, inexpensive, easy to use, compact, and fast method for treating fresh water supplies contaminated by micro-organisms.

     Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $9,724,000 as of December 31, 1996. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. Although the Company and Dillon, Read & Co., Inc., the Company's exclusive agent, actively pursued a joint strategic alliance to manufacture and market the home use product, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company has suspended its efforts to manufacture and market this product and has been seeking a buyer for the plans, designs and technology associated therewith. The Company has no amounts capitalized related to this product.

     The Company has also reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash resources and enable the Company to concentrate its resources on its current portable water filtration and purification products. Although the Company has adopted a plan that it believes will allow it to remain in operation at least through 1997 as a result of streamlining its operations and reducing its costs, there can be no assurance the Company's losses will not continue or that the Company will be able to generate sufficient revenue from sales of the Guardian, the ViralGuard, the Guardian+Plus, the WalkAbout and their accessories to cover expenses. Unless the performance of the Company improves substantially, no assurance can be given that the Company will achieve positive cash flow. The Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations through 1997. If the Company does not achieve positive cash flow during that period, or if the Company incurs unexpected substantial expenses prior thereto, the Company would be required to raise additional capital. There can be no assurance that additional capital will be pursued or available on terms acceptable to the Company when and if needed.

     The Company and Messrs. Reynolds, Thomas and Cogdill, members of the Company's senior management ("Management"), have reached an agreement in principle pursuant to which the Management would agree to remain with the Company through December 31, 1997 in exchange for certain performance bonuses and a right of first refusal to purchase the Company's portable water filtration and purification business (the "Outdoor Business") in the event certain performance targets are met and the Company elects to sell such business within a specified period after December 31, 1997. The Company has not determined to sell the Outdoor Business and will have no obligation to sell the Outdoor Business to Management or to a third party at any time. The Company believes that the agreement in principal will provide an incentive to Management to maximize cash flow from the Outdoor Business and to conserve the Company's cash resources.

     Specifically, this agreement in principle contemplates that, Management, as a group, under certain circumstances, shall be entitled to receive a Performance Bonus equal to 50% of the amount by which cash and cash equivalents as set forth on the Company's audited balance sheet as of December 31, 1997, subject to certain adjustments ("Year End Cash") exceeds $1,000,000. In addition, in the event Year End Cash exceeds a specified target (which will be lower than $1,000,000), Management shall have a right of first refusal in the event the Company elects to sell the Outdoor Business to a third party. If such right is not exercised, Management, as a group, shall be entitled to receive a Value Enhancement Bonus equal to 30% of the excess of the third party purchase price over the Management Price (as defined below) less the amount of the Performance Bonus, if any. In the event the Company elects to sell the Outdoor Business to Management, Management shall have the right to purchase the Outdoor Business for a specified price (the "Management Price") and the assumption of the Outdoor Business liabilities.
The Management Price shall be subject to certain adjustments, and shall be reduced by the amount by which Year End Cash exceeds the target amount. If Year End Cash equals or exceeds $1,000,000, the Management Price shall be a nominal amount. As the Company and Management are negotiating the terms and structure of a proposed agreement, the final terms and structure may differ substantially from the terms described herein. In addition, if the Company and Management do not execute a final agreement, one or more of the members of Management may elect to pursue other opportunities which could have a material adverse effect on the Company.

     The Company was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. In January 1994, the Company effected its initial public offering. The Company's principal office is located at 2505 Trade Centre Avenue, #D, Longmont, CO 80503 and its telephone number is 303/678-0447.


PRODUCTS

     The Company's current product line is comprised of three primary devices: two microfilters (the Guardian and the WalkAbout) and one purifier (the Guardian+Plus). Customers can continue to use the primary devices by purchasing available recyclable replacement Filter Cartridges. Several accessory products are also sold that enhance the product line.

     The Guardian Micro-Filtration System: The Company's first product, The Guardian Micro-Filtration System, continues to be the Company's best-known, best selling product at a suggested retail price of $59.95. Designed to help protect individuals from waterborne diseases by removing protozoa, bacteria, sediments, and foul tastes from drinking water, the Guardian is designed to effectively filter out organisms as small as .2 microns in size. It is effective at eliminating Cryptosporidium and Giardia, two protozoa varying in size from 3 to 12 microns and commonly found in surface water. The Guardian's recyclable replacement Filter Cartridge, which filters up to approximately 200 gallons of clear water and a lesser amount of sediment water, was designed to be simple to remove, clean, and replace. A patented pre-filter, a water bottle adapter, two long hoses (one for intake and one for output) and a brush for cleaning all come as part of the Guardian package and all contribute to its ease of use and superior design. While the Guardian is a "water filter", not a "purifier", it does exceed the U.S. EPA Water Purifier Guide Standard removal minimums for protozoa and bacteria, which are 99.9% and 99.9999% respectively.

     WalkAbout: The WalkAbout, a "micro-filter" that removes bacteria and protozoa, was introduced in May 1996 and is currently offered at a suggested retail price of $34.95. The WalkAbout was developed to provide casual hikers and campers with a product that delivers the same health protection as the Guardian (99.9% removal of protozoa, and 99.9999% removal of bacteria) and is marketed with the same water bottle adapter and patented pre-filter as the Guardian and its two hoses, both 33 inches long, are also comparable to the Guardian's.

     The Guardian+Plus System: The Company offers consumers a "water purifier" that goes one step beyond the Guardian by killing or deactivating viruses in addition to eliminating bacteria and protozoa and reducing tastes and odors. The Guardian+Plus at a suggested retail price of $79.95, consists of a Guardian with a ViralGuard Cartridge attached. The ViralGuard, at a suggested retail price of $24.95, is a small cartridge that attaches to the base of the Guardian and has a 90 gallon maximum capacity and adds approximately 2 inches to the Guardian. It plugs in to the base of the Guardian and the input hose attaches to its base. The Guardian+Plus meets the requirements of the "U.S. EPA Guide Standard Protocol for Evaluation of Microbiological Water Purifiers" by killing or deactivating 99.99% of waterborne viruses. Viruses are inactivated by contact with the iodinated resin bed of the Guardian+Plus and through the residual iodine concentration remaining in the water from passing through the Guardian's filter. Management believes that the Guardian+Plus provides consumers with a cost effective and versatile purifier. The Guardian+Plus provides the Company with a product that it can market to overseas travelers (who encounter virus infested water more often than hikers in the U.S.) and as an emergency preparedness device.

     Although the ViralGuard has been registered with the California EPA, the Company has not submitted to California the packaging and labeling materials required to obtain California EPA registration for the Guardian+Plus in that state. Until such registration is issued, the Company has implemented a point-of-purchase display for California retailers that encourages consumers to purchase the ViralGuard accessory in order to upgrade their Guardian into a Guardian+Plus.

     Replacement Cartridges: The Guardian, Guardian+Plus and WalkAbout are designed to enable the consumer to continue to use these products by purchasing recyclable replacement Filter Cartridges. Consequently, in addition to sales to new customers, the Company expects to service the needs of a growing base of "installed inventory", some percentage of which will require replacement Filter Cartridges to continue to use the Company's primary products. The Company believes that this opportunity, a fundamental attribute of all water filtration products, will result in an ongoing demand for replacement Filter Cartridges. The Guardian's Filter Cartridge, at a suggested retail price of $24.95, filters up to approximately 200 gallons of clear water and a lesser amount of sediment water and is designed to be simple to remove, clean, and replace. Consumers who currently own a Guardian may purchase ViralGuard Cartridges as an upgrading accessory at a suggested retail price of $24.95. In addition, the Company markets the WalkAbout with a replacement Filter Cartridge at a suggested retail price of $12.50.

     Accessories: In addition to the Guardian, the Guardian+Plus, the WalkAbout, the ViralGuard Cartridge and the replacement Filter Cartridge for the Guardian and WalkAbout, the Company also manufactures six accessories. In March 1996, the Company began shipping a new and improved Silt Stopper II, which extends the useful life of any brand of filter or purifier in muddy water. The Pre-filter has also undergone design improvements and management believes it continues to be the most effective pre-filter in rushing water or still pools. The Universal Water Bottle Adapter fits most water bottles on the market and allows for spill free filling. A Carry Bag, replacement filter cleaning brushes, and replacement hoses are also available as accessories. In addition to selling these six products as accessories to the Guardian, Guardian+Plus, and WalkAbout, the Company plans to aggressively position them as compatible with and improving the performance of competitive products.

SALES

     The Company's products are sold in the United States and in eight countries around the world primarily to specialty sporting goods stores that specialize in backpacking, hiking, mountaineering, and adventure travel outfitting. Sales of the Company's products are seasonal with increased demand for the Company's products in the warmer months of the year. Approximately 68% of the Company's annual sales for 1996 occurred in the second and third quarters. In addition, one customer, Recreational Equipment, Inc., a leading retailer, accounted for approximately 31% of the Company's annual sales for 1996. In late 1995, the Company hired an independent sales representative force to cover fourteen North American sales regions (nine in the U.S. and 5 in Canada). The sales representatives are managed by an in-house sales manager and the Company intends to continue marketing its products through the use of independent sales representatives. Export sales amounted to 11% of the Company's sales in 1996, primarily to Canada.


MARKETING

     The Company's future success will depend, in part, upon its ability to market its current products to existing users of portable water filtration and purification products and to expand the market for water filtration and purification products, domestically and internationally. The Company markets its products through point-of-purchase displays, updated consumer brochures, and training manuals filled with product information, newsletters, and technical briefs, which are distributed to retailers. In 1996, the Company supplemented these materials by broader media coverage through the use of an independent media consultant, a new advertising campaign which appeared in both trade and consumer publication throughout the spring and summer of 1996, and a web-site on the Internet (which was established in February 1996).

     The Company continues to work with Swiss Army Brands Inc. ("Swiss Army Brands"), concerning methods of gaining access to a number of market segments where Swiss Army Brands has a strong presence as the sole North American distributor of Victorinox(R) Original Swiss Army(TM) Knives and Swiss Army(R) Brand Watches and other products. Swiss Army Brands has provided warehouse and shipping facilities to assist the Company in distributing its products in
Canada.   Although the Company anticipates that Swiss Army Brands will continue to assist the Company regarding marketing and/or distribution, Swiss Army Brands has no obligation to assist the Company and there can be no assurance that it will do so.

     As the Company believes that the outdoor specialty sporting goods market for the Company's products has matured, any future sales growth for the Company's products will depend on the ability of the Company and other manufacturers to expand the market and to develop larger distribution channels, such as general sporting goods stores and mass merchants. As general sporting goods stores and mass merchants have only recently begun to sell the product category, there can be no assurance that the market for such products will expand.


MANUFACTURING AND QUALITY ASSURANCE

     The Company has invested heavily in the design, acquisition and implementation of manufacturing systems which permit the automated and semi-automated assembly of the Guardian,

ViralGuard and the WalkAbout and enable the Company to test the efficiency of 100% of the Guardian Filter Cartridges by automated means. In addition, the Company performs microbiological test audits on a small sample of its production of ViralGuards on a periodic basis as a quality control measure. Management believes that its automation of the assembly processes provides it with the ability to manufacture superior products at low cost, thus providing greater margin opportunities. Automation has also allowed the Company to offer "Just-In-Time" product delivery, a benefit particularly appreciated and required by mail-order catalog retailers and mass-merchants.

     Manufacturing of all the Company's products is done from the Longmont, Colorado facilities. Manufacturing represents 7 persons or 54% of the Company's full time employees including its Chief Operating Officer.


RAW MATERIALS; SUPPLIERS

     The Company purchases raw materials and components used in the Company's products from a number of different suppliers both foreign and domestic. The Company owns the molds and metal tooling for the Guardian, Guardian+Plus, and ViralGuard components but uses injection molders and metal fabrication shops to manufacture the components to the Company's specifications.

     The Company's products involve proprietary filter technology. The Company purchases its filter tubes from one specialized third party manufacturer pursuant to an agreement which provides that the manufacturer will not sell such filters to other manufacturers of portable water filtration devices for a period equal to the greater of three years or the length of a binding purchase order contract between the Company and such third party manufacturer. The Company believes that is has a sufficient supply of filter tubes in inventory and could develop an additional supplier if necessary.

     The Company currently has one supplier for the iodinated resin in the ViralGuard. The Company has purchase commitments with this supplier, as well as a large inventory supply, and does not have any reason to believe that sufficient supplies of the iodinated resin will not be available. The Company is investigating alternate sources of supply for this resin.

RESEARCH, DEVELOPMENT AND TECHNICAL RESOURCES

     As a result of its cost containment program and the suspension of its efforts to manufacture and market a home use product, the Company has eliminated its research and development staff and reduced its microbiological staff to one person. The Company may employ consultants from time to time to engage in research and development relating to its current products, if required. The Company expects to enter into formal consulting agreements which require such consultants to execute confidentiality agreements. The Company's expenditures for research and product development for the years ended 1996, 1995, and 1994 were $1,029,000, $624,000 and $429,000 respectively.

     The water filtration and purification markets in which the Company competes are subject to technological changes. Although the Company has invested significant amounts in the development of the Guardian and Guardian+Plus and is strongly committed to aggressive investment in the development of new products, there can be no assurance that future technological developments will not render the Company's products uneconomical and/or obsolete. The limited nature of the Company's products could also increase its vulnerability to technological developments and competition.


COMPETITION

     As the water treatment market is still developing, the Company cannot predict the potential size of the market when it matures or which companies may ultimately emerge as its principal competitors. A number of companies with substantially greater resources than the Company currently sell products for household water treatment, and if these companies were to expand into the portable water treatment market, such companies could provide substantial competition in the future.

     The Company believes that health protection, efficiency, size, weight, durability and price will be important considerations to the potential buyer of a portable water filter or water purifier. Although the Company believes that the Guardian capitalizes on these criteria, there can be no assurance that the Company's competitors, some of whom may have substantially greater resources, will not re-configure their products or introduce new products which would have an adverse effect on the Company's ability to compete. Although the suggested retail price of the Guardian, Guardian+Plus, and WalkAbout are currently lower than or equal to products which the Company believes are comparable, there are a number of products which the Company believes are not comparable in performance which have significantly lower suggested retail prices.

     The Company currently competes with several companies in the manufacture of portable water filters and water purifiers including Recovery Engineering, Inc. ("REIN"), General Ecology, Inc., Katadyn U.S. A., Inc., Mountain Safety Research, Inc., WTC Industries, Inc., Basic Designs, Inc., and Timberline, Inc. REIN, a publicly traded company which markets its products under the trade name, PUR, maintains the largest market share of all competitors in the portable water filtration and purification category.

PATENTS AND TRADEMARKS

     The Company's success will depend, in part, upon its ability to obtain and enforce intellectual property protection for its technology in the United States and in foreign countries. The Company has maintained the practice, where possible, to obtain patent protection on its products and processes. As of March 1997, the Company has five United States patents issued and is pursuing patent applications in certain foreign jurisdictions.

     The Company believes that it owns, or has the right to use all the proprietary technology currently embodied in its products, although the Company has not conducted a formal infringement search or obtained an infringement opinion. There can be no assurance that infringement claims will not be made in the future or that the validity of a patent issued to the Company will be sustained if judicially tested. The cost of defending a patent infringement claim, or prosecuting a claim of infringement against others, may be substantial and there can be no assurance that the Company will have the resources necessary to successfully defend or prosecute a patent infringement claim.

     The Company may elect to retain a patentable invention as a trade secret or, if patent protection is not available, the Company will be required to rely on a combination of trade secret laws, non-disclosure and confidentiality agreements with its officers, employees, consultants and vendors to protect its proprietary technology. Although these agreements prohibit the unauthorized use or disclosure of the Company's proprietary information both during and after the individual's service to the Company, there can be no assurance that the Company would have adequate remedies if these agreements were breached. In addition, third parties may independently develop and patent technologies that are substantially equivalent or superior to the Company's technology.

     In 1995, the Company acquired, by assignment, the permanent and exclusive use of the "SweetWater" trademark for use with filters for domestic use for purifying potable water. The Company also holds five issued registered trademarks for "SiltStopper(R)", "Tap-Adapt(R)", "ViralGuard(R)", "TravelGuard" and "Guardian+Plus" and has one allowed (soon to be issued) trademark for "WalkAbout". The Company also uses the name "Guardian". No assurances can be given that the Company will be able to successfully maintain exclusive use of any of these names or that it will not be prevented from using one or more of them.

GOVERNMENT REGULATION

        The Guardian as presently marketed does not require registration by the U.S. Environmental Protection Agency (EPA). The EPA regulates the manufacturing, marketing, advertising and distribution of microbiological water purification devices containing active ingredients, such as iodine, pursuant to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), as amended. Under a revised protocol issued by the EPA in 1987 (the "Protocol"), a device must remove, kill or deactivate all types of disease-causing microorganisms from water, including bacteria, viruses, and protozoan cysts, to be registered as a "microbiological water purifier." While the Guardian alone does not require registration, the Guardian+Plus (the Guardian packaged together with the ViralGuard Cartridge) and the ViralGuard Cartridge (when sold separately as an accessory) cannot be sold without EPA registration numbers on their packaging. The ViralGuard Cartridge and the Guardian+Plus received its EPA Registration number on April 14, 1995. The EPA evaluates these devices as "emergency" devices because they are not intended for use as continuous drinking water sources.

     Microbiological water purifiers must also be registered prior to sale in California and Iowa under state regulations similar to those enacted by the EPA. The Company has received California EPA approval for the ViralGuard Cartridge and has begun the registration process on the Guardian+Plus. The Company has not yet registered the ViralGuard Cartridge and the Guardian+Plus in Iowa which requires registration of water filters and purifiers prior to sale.

     The Company is also subject to regulation with respect to the handling and disposal of the iodinated resin used during the manufacture of the ViralGuard. The Company believes that it is in compliance with such regulations. The Company advises consumers, through its labeling, that small amounts of iodine may be present in the water treated by the Company's ViralGuard and that persons with thyroid problems and pregnant women should consult their doctors before using such products.

EMPLOYEES

     At March 24, 1997, the Company had 13 full-time employees of whom 7 employees were involved in manufacturing and assembly, 2 employees in sales and marketing, 1 employee in microbiology, and 3 employees in general and administrative functions. The Company also has 29 independent sales representatives who cover fourteen North American sales regions. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement and the Company has not experienced any work stoppages.

ITEM 2. FACILITIES

     The Company's administrative offices and those related to marketing, sales and manufacturing are located in 21,000 square feet of leased office and warehouse space in Longmont, Colorado, which is leased through January 2000 with two five year options to renew at market rates and a first right of refusal on the adjacent 17,070 square feet of space in the same building. The Company is currently seeking to sublet all or a portion of the space through the term of the Company's commitment to further reduce overhead costs.


ITEM 3. LEGAL PROCEEDINGS

     In February 1996, three former employees of the Company filed charges of age discrimination against the Company with the Equal Employment Opportunity Commission ("EEOC"). One of the charges has been disallowed by the EEOC and the remaining two charges are under review. The Company denies such allegations and intends to vigorously defend against such charges of discrimination. While the outcome of litigation in general is always uncertain, the Company does not believe that these charges will have an adverse effect on the Company's results of operations or financial condition.

     In 1996, the Company received a communication from a patent holder, which is a competitor of the Company, offering to license such patent to the Company with respect to an accessory part of the Guardian and the Guardian+Plus. Although the Company believes the competitor's patent might not be upheld if judicially tested, given the potential costs associated with patent claims, the Company elected to redesign the accessory part in a manner which it believes should avoid potential claims with respect to future products sold by the Company. Although the Company notified the competitor of its actions and has not received a response thereto, no assurance can be given that a claim for infringement will not be made against the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a stockholder vote during the last quarter of the fiscal year ended December 31, 1996.

                                   PART II




ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


     The Common Stock is currently traded on the NASDAQ - Small Cap stock exchange under the symbol "SWWT", although the Company expects that its Common Stock will be delisted from such market as the Company no longer has two active market makers. In such event, the Company's Common Stock will trade on the OTC Bulletin Board. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1995. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The high and low bid quotations are as reported by NASDAQ with the exception of the period from June 22, 1995 through March 1, 1996, when SweetWater's Common Stock was delisted from the Nasdaq SmallCap Market as it had fewer than 300 stockholders. During such period, quotations for the Common Stock were available from dealers appearing as market makers on the OTC Bulletin Board. As trading in SweetWater Common Stock has been sporadic and in small volumes since its initial public offering in January 1994, there can be no assurance that an active public trading market will develop or be sustained. The Company believes that the number of beneficial owners was at least 300 as of March 1, 1997.

     The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future.



1996            HIGH  LOW
First Quarter   3.75  2.50
Second Quarter  3.32  3.00
Third Quarter   3.00  2.00
Fourth Quarter  2.48  0.32
1995
First Quarter   7.00  5.75
Second Quarter  6.50  5.00
Third Quarter   5.00  2.00
Fourth Quarter  3.75  3.75

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the years ended December 31, 1992 through December 31, 1996 are derived from the financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. No dividends have been paid for any of the periods presented. The financial data set forth below should be read in conjunction with the financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             SUMMARY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                    1996      1995      1994     1993     1992
                                   -------  --------  --------  -------  ------
Statement of Operations Data:
Net Sales                           2,064   $ 2,163   $ 1,703   $   75   $   -
Gross Margin                          103       232       189       30       -
Costs and Expenses:
  General & Administrative          1,402     1,152       806      412      21
  Sales & Marketing                 1,346     1,090       736      175       3
  Research & Development            1,029       624       429      530      49
  Impairment loss                     686
Operating Income (Loss)            (4,360)   (2,634)   (1,781)  (1,088)    (73)
Other Income (Expenses), net          128        29       139       25      (5)
Net Loss                           (4,232)   (2,605)   (1,642)  (1,063)    (78)
Net Loss per Common Share (1)       (1.38)    (1.34)     (.92)    (.95)   (.07)
Weighted Average number of
  common shares outstanding (1)      3,065     1,949     1,789    1,123   1,100


                                                   DECEMBER 31,

                                  1996      1995      1994     1993     1992
                                --------  --------  --------  -------  ------
BALANCE SHEET DATA:
Working Capital (deficit)       $ 2,178   $ 5,847   $ 3,661   $  853   $(105)
Total Assets                      3,309     7,506     5,114    1,660      10
Long Term Debt                        -       208       371        -       -
Total Liabilities                   617       616       910      197     114
Accumulated earnings (deficit)   (9,724)   (5,492)   (2,887)  (1,244)   (181)
Stockholder's equity (deficit)    2,693     6,890     4,204    1,463    (104)

(1) See note 2 to financial statements for information with respect to the calculation of share and per share data.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of producing and marketing the Company's current products; the retail prices at which such products may be sold; seasonal selling trends; and the Company's anticipated market share. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to technological change, increased competition, additional government regulation or intervention in the water purification and filtration industries, and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward looking statements. included herein.


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Sales decreased 5% from $2,162,000 in 1995 to $2,064,000 in 1996 primarily due to lower Guardian unit sales partially offset by both a higher selling price for the Guardian, higher Guardian+Plus unit sales and the introduction of the new WalkAbout(TM) microfilter. The Company believes that overall sales of portable water filtration products in the outdoor specialty sporting goods market has declined during the year as a result of the maturation of such market. The Company believes that any future sales growth for these products will depend on the ability of the Company and other manufacturers to expand the market and to develop larger distribution channels, such as general sporting goods stores and mass merchants. As general sporting goods stores and mass merchants have only recently begun to sell the product category, there can be no assurance that the market for such products will expand.

     The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's portable products in the warmer months of the year. Historically, the Company's sales tend to be highest in the second and the third quarters of each year with approximately 68% of its sales occurring during those quarters in 1996.

     Gross margin of $103,000 in 1996 was lower than the prior year gross margin primarily due to lower sales of higher margin Guardian and accessory products.

     Sales and Marketing expenses increased 23% from $1,090,000 in 1995 to $1,346,000 in 1996 primarily due to increased market research and staffing costs in connection with the development of the home drinking water treatment products and sales commissions to the sales force for the portable outdoor product line.

     Research and Development expenses increased 65% from $624,000 in 1995 to $1,029,000 in 1996 primarily due to the Company's increased investment in research and development associated with new products for the home drinking water treatment market.

     General and Administrative expenses increased 22% from $1,152,000 in 1995 to $1,402,000 in 1996 primarily as a result of higher investment banking expenses partially offset by lower corporate legal expenses.

     Other income increased 32% from $122,000 in 1995 to $161,000 in 1996 primarily due to higher case balances to invest in 1995. Other expense decreased 64% to $33,000 in 1996 due to the Company's repayment of borrowings in 1996.

     The Company's operating expenses increased in 1996 as a result of the research and development associated with the development of a new home use product. The Company has suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on its current portable water filtration and purification products.

1995 COMPARED TO 1994

     Sales increased 27% from $1,703,000 in 1994 to $2,163,000 in 1995 primarily due to the introduction of two new products in April 1995, the Guardian+Plus and the ViralGuard.

     The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's portable products in the warmer months of the year. Historically, the Company's sales tend to be highest in the second and the third quarters of each year with approximately 72% of its sales occurring during those quarters.

     Gross margin of $232,000 in 1995 remained at the same 11% level as a percentage of sales as in 1994. This was due primarily to the benefit of higher sales volumes offset by increases in costs from fixed overhead exceeding the increase in production volume for the year. Additional overhead costs in the period were primarily associated with higher personnel and occupancy costs plus product engineering and design of automated and semi-automated assembly methods for the manufacturing of the Company's products. This equipment was completed on time, meeting the Company's thruput and capacity objectives, however, the costs will continue to restrain margins until adequate production volumes are reached to spread these and other overhead costs.

     Operating expenses increased 45% from $1,970,000 in 1994 to $2,866,000 in 1995 as the Company continued to expand its infrastructure to support the increased level of sales and operations. General and Administrative expenses increased 43% from $806,000 in 1994 to $1,152,000 in 1995 primarily as a result of significant additional legal expenses in conjunction with matters relating to the microbiological study conducted by the University of Arizona and increases in the Company's operations and staff. Sales and Marketing expenses increased 48% from $736,000 in 1994 to $1,090,000 in 1995 primarily due to increased staffing in sales and customer service as well as increased sales commissions with the use of new sales representatives, the costs associated with a microbiological study conducted by the University of Arizona and increased travel and advertising costs. Research and Development increased 45% from $429,000 in 1994 to $624,000 in 1995 primarily due to an expansion of the research and development staff, including other costs associated with the development of new products, primarily prototypes and testing.

     Other income decreased 11% from $136,000 in 1994 to $122,000 in 1995 primarily due to higher cash balances to invest in 1994. Other expense increased 100% to $93,000 in 1995 due to the Company's new borrowings in 1995.

     The Company's operating expenses increased as a result of the expansion of sales and marketing, manufacturing and new product research and development. This may continue to result in operating losses until the Company generates sufficient revenue from sales of the Guardian, the ViralGuard, the Guardian+Plus, and the WalkAbout, and their accessories to cover expenses. As the attainment of positive cash flow will depend on numerous factors, many of which are difficult to predict, the Company may continue to incur operating losses.

1994 COMPARED TO 1993

     Sales increased from $75,000 in 1993 to $1,703,000 in 1994 due to higher unit sales of portable water filtration and purification devices representing a full year availability of the Company's first product. Gross margin of $30,000 or 40% in 1993 increased on higher sales volume to $189,000 but decreased as a percentage of sales to 11% in 1994. This was due to a higher production overhead rate per unit as the Company expanded manufacturing, higher rework and warranty costs per unit because of minor production engineering changes implemented during the year, and additional overhead costs associated with the design and acquisition of automated assembly equipment.

     Operating expenses during the period increased as the Company expanded its infrastructure and operations in order to support its conversion from a development stage Company to an operating entity. General and Administrative expenses increased from $412,000 in 1993 to $806,000 in 1994 due to the effect of full year staffing costs in 1994 versus a partial year in 1993, the purchase of Directors' & Officers' liability insurance in January 1994, and the accelerated depreciation of leaseholds as a result of a commitment made to move to new facilities. Sales and Marketing increased from $175,000 in 1993 to $736,000 in 1994 due to advertising sales aids and promotions to support the sales of a new product and full year staffing costs in 1994. The Company commenced its marketing activities in late 1993. Research and Development decreased from $530,000 to $429,000 due to the reduction in product development parts and materials usage, and a reduction in staffing costs associated with product engineering which was transferred to manufacturing overhead after the introduction of the new product in the fourth quarter of 1993.

     In January 1994, the Company raised $4.4 million through the sale of its common stock in its Initial Public Offering ("IPO"). Interest income of $136,000 in 1994 versus $25,000 in 1993 represents the investment of the funds in low interest bearing cash equivalents. Inflation had a negligible impact on
operations in 1994 and the prior two years.   The Company adopted, as of the
end of December 1994, all relevant Statements of Financial Accounting Standards that would impact the Company's financial position and results of operations.

1993 COMPARED TO 1992

     From its inception in March 1991 to the introduction of its first product in the fourth quarter of 1993, the Company was in the development stage and had no significant revenues from operations. For the year ended 1993, net sales of $75,000 represented the entire increase over 1992 due to the initial unit sales of portable water filtration and purification devices in the fourth quarter of 1993. Gross margin of $30,000 was 40% of sales.

     Operating expenses during 1993 increased as the Company built infrastructure and new operations in order to support the introduction of its new product. General and Administrative expenses increased from $21,000 in 1992 to $412,000 in 1993 as the Company moved into new office space and added an
executive, accounting and finance staff.   Sales and Marketing increased from
$3,000 in 1992 to $175,000 in 1993 representing salaries, new product introduction and pre-sales marketing costs. Research and Development increased from $49,000 in 1992 to $530,000 in 1993 due to the development costs incurred in developing and bringing the Company's new product into production.

     In May and June 1993, the Company raised $2.4 million in a private placement to expand and develop its business. Interest income of $25,000 in 1993 versus none in 1992 represents the investment of a portion of the funds raised for less than half the year invested in low interest bearing cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased 61% from $4,972,000 at December 31, 1995 to $1,921,000 at December 31, 1996 primarily as a result of operating losses, purchases of property and equipment of $380,000, payments on borrowings of $316,000, and additional accounts receivable of $75,000 partially offset by a net reduction of inventory of $430,000 and increases in accounts payable and accrued liabilities of $235,000.

     The Company has no material commitments or contingencies with the exception of its lease which will continue until the year 2000. Minimum future lease obligations as of December 31, 1996 are $169,115 for 1997, $173,250 for 1998, $173,250 for 1999, and $7,220 for 2000.

     The Company had a term loan facility with a bank for a maximum borrowing of $350,000 at an interest rate of 10.97%. The Company repaid all amounts outstanding on this facility in December 1996.

     The Company's operating expenses increased in 1996 as a result of the research and development associated with the development of a new home use product. The Company has suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on its current portable water filtration and purification products. Although the Company has adopted a plan that it believes will allow it to remain in operation at least through 1997 as a result of streamlining its operations and reducing its costs, there can be no assurance the Company's losses will not continue or that the Company will be able to generate sufficient revenue from sales of the Guardian, the ViralGuard, the Guardian+Plus, the WalkAbout and their accessories to cover expenses. Unless the performance of the Company improves substantially, no assurance can be given that the Company will achieve positive cash flow. The Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations through 1997. If the Company does not achieve positive cash flow during that period or if the Company incurs unexpected substantial expenses prior thereto, the Company would be required to raise additional capital. There can be no assurance that additional capital will be pursued or available on terms acceptable to the Company when and if needed.

     SWEETWATER, INC.

     FINANCIAL STATEMENTS AS OF
     DECEMBER 31, 1996 AND 1995
     TOGETHER WITH REPORT OF INDEPENDENT
     PUBLIC ACCOUNTANTS

                         INDEX TO FINANCIAL STATEMENTS

                                                           Page
                                                           ----

                 Report of Independent Public Accountants  F-2

                 Balance Sheets                            F-3

                 Statements of Operations                  F-5

                 Statements of Stockholders' Equity        F-6

                 Statements of Cash Flows                  F-8

                 Notes to Financial Statements             F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SweetWater, Inc.:


We have audited the accompanying balance sheets of SWEETWATER, INC. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SweetWater, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Denver, Colorado,                                          ARTHUR ANDERSEN LLP
March 28, 1997.

                                SWEETWATER, INC.


                                 BALANCE SHEETS

                                                                          December 31,
                                                                  ---------------------------
                 ASSETS                                                1996          1995
                                                                  -------------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                         $1,479,937      $511,331
  Short-term investments                                               440,659     4,460,897
  Accounts receivable, less allowance for doubtful
     accounts of approximately $35,000 and $39,000, respectively       132,446        57,822
  Inventory, net of reserve for obsolescence of $205,000 and
     $33,000, respectively                                             690,231     1,120,063
  Prepaids and other current assets                                     51,288       105,418
                                                                  ------------  ------------
          Total current assets                                       2,794,561     6,255,531
                                                                  ------------  ------------
FIXED ASSETS (Note 1):
  Equipment, furniture and fixtures                                    475,000     1,829,352
  Less- Accumulated depreciation                                             -     (661,564)
                                                                  ------------  ------------
          Total fixed assets                                           475,000     1,167,788
                                                                  ------------  ------------
OTHER ASSETS:
  Deposits and other, net                                               39,921        82,373
                                                                  ------------  ------------
          Total assets                                              $3,309,482    $7,505,692
                                                                  ============  ============



The accompanying notes to financial statements are an integral part of these balance sheets.

                                SWEETWATER, INC.


                                 BALANCE SHEETS





                                                                             December 31,
                                                                  ---------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY                    1996                1995
              ------------------------------------                --------------       ------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $493,356        $258,165
  Accrued salaries and employee benefits                                92,982          26,682
  Accrued warranty costs                                                30,630          15,106
  Current portion of term loan payable                                       -         108,125
                                                                --------------   -------------
          Total current liabilities                                    616,968         408,078

LONG-TERM DEBT                                                               -         207,799
                                                                --------------   -------------
          Total liabilities                                            616,968         615,877
                                                                --------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 8,000,000 shares authorized;
     3,067,382 and 3,064,529 shares issued and outstanding at
     December 31, 1996 and 1995, after deducting
     126,606 and 129,459 shares held in treasury, respectively           3,068           3,065
  Deferred compensation                                               (12,366)        (28,854)
  Additional paid-in capital                                        12,425,783      12,407,300
  Accumulated deficit                                              (9,723,971)     (5,491,696)
                                                                --------------   -------------
          Total stockholders' equity                                 2,692,514       6,889,815
                                                                --------------  --------------
          Total liabilities and stockholders' equity                $3,309,482      $7,505,692
                                                                ==============  ==============



The accompanying notes to financial statements are an integral part of these balance sheets.

                                SWEETWATER, INC.


                            STATEMENTS OF OPERATIONS

                                                For the Years Ended
                                                   December 31,
                                         ----------------------------------
                                         1996           1995         1994
                                     ------------     ----------    ----------
  NET SALES                           $2,064,142     $2,162,666     $1,703,241

  COST OF GOODS SOLD                   1,961,509      1,930,706      1,514,316
                                   -------------  -------------  -------------
  GROSS MARGIN                           102,633        231,960        188,925
                                   -------------  -------------  -------------
  OPERATING EXPENSES:
   General and administrative          1,401,735      1,151,606        805,776
   Sales and marketing                 1,345,989      1,090,061        735,721
   Research and development            1,029,430        624,322        428,786
   Impairment loss (Note 1)              685,838              -              -
                                   -------------  -------------  -------------
         Total operating expenses      4,462,992      2,865,989      1,970,283
                                   -------------  -------------  -------------
  LOSS FROM OPERATIONS               (4,360,359)    (2,634,029)    (1,781,358)

  OTHER INCOME (EXPENSE):
   Rental and other income                     -              -          3,741
   Interest income                       161,222        122,205        135,703
   Interest expense and other           (33,138)       (93,344)          (140)
                                   -------------  -------------  -------------
                                         128,084         28,861        139,304

                                   -------------  -------------  -------------
  NET LOSS                          $(4,232,275)   $(2,605,168)   $(1,642,054)
                                   =============  =============  =============

  NET LOSS PER COMMON SHARE              $(1.38)        $(1.34)         $(.92)
                                   =============  =============  =============

  WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                         3,065,311      1,948,946      1,789,142
                                   =============  =============  =============



The accompanying notes to financial statements are an integral part of these statements.

                                                                     Page 1 of 2
                                SWEETWATER, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         Series A
                                                       Preferred Stock         Common Stock
                                                     -------------------     ---------------    Deferred        Paid-In
                                                     Shares       Amount     Shares    Amount   Compensation    Capital
                                                     ------       ------     ------    ------   ------------    -------
BALANCES, December 31, 1993                              537,499   $538       547,579     $548   $(66,586)      $2,772,639

   Common stock issued on January 21, 1994,
      in initial public offering for cash, at $7.00
      per share, net of offering costs of
      approximately $665,000                                   -      -       718,750      718           -       4,365,054
   Common stock issued on January 21, 1994,
      for conversion of Series A preferred
      stock to common stock                            (537,499)  (538)       537,499      538           -               -
   Treasury stock purchase on March 15,
      1994 from a stockholder, at cost                         -      -       (1,042)      (1)           -               -
   Amortization of deferred compensation
      expense                                                  -      -             -        -      17,760               -
   Net loss                                                    -      -             -        -           -               -
                                                      ----------  -----  ------------  -------  ----------  --------------
BALANCES, December 31, 1994                                    -      -     1,802,786    1,803    (48,826)       7,137,693

   Treasury stock purchase on February 28,
      1995 from a stockholder, at cost                         -      -      (34,375)     (34)           -        (15,950)
   Issuance of treasury stock                                  -      -           300        -           -           1,725
   Stock options exercised                                     -      -           800        1       2,534         (2,163)
   Common stock issued in November
      1995 in a private placement offering,
      at $4.00 per share, net of offering costs
      of approximately $73,000                                 -      -     1,335,078    1,335           -       5,265,791
   Common stock issued to 401(k) plan                          -      -         5,726        6           -          22,905
   Treasury stock purchase on December 11,
      1995 from a stockholder, at cost                         -      -      (45,786)     (46)           -         (2,701)
   Amortization of deferred compensation
      expense                                                  -      -             -        -      17,438               -
   Net loss                                                    -      -             -        -           -               -
                                                     -----------  -----  ------------  -------  ----------  --------------
BALANCES, December 31, 1995                                    -     $-     3,064,529   $3,065   $(28,854)     $12,407,300


                                                     Accumulated
                                                     Deficit             Total
                                                     -------------     ---------
BALANCES, December 31, 1993                          $(1,244,474)     $1,462,665


   Common stock issued on January 21, 1994,
      in initial public offering for cash, at $7.00
      per share, net of offering costs of
      approximately $665,000                                  -        4,365,772
   Common stock issued on January 21, 1994,
      for conversion of Series A preferred
      stock to common stock                                   -              -
   Treasury stock purchase on March 15,
      1994 from a stockholder, at cost                        -                (1)
   Amortization of deferred compensation
      expense                                                 -            17,760
   Net loss                                             (1,642,054)    (1,642,054)
                                                     --------------  -------------
BALANCES, December 31, 1994                             (2,886,528)     4,204,142

   Treasury stock purchase on February 28,
      1995 from a stockholder, at cost                         -           (15,984)
   Issuance of treasury stock                                  -             1,725
   Stock options exercised                                     -               372
   Common stock issued in November
      1995 in a private placement offering,
      at $4.00 per share, net of offering costs
      of approximately $73,000                                 -         5,267,126
   Common stock issued to 401(k) plan                          -            22,911
   Treasury stock purchase on December 11,
      1995 from a stockholder, at cost                         -            (2,747)
   Amortization of deferred compensation
      expense                                                  -            17,438
   Net loss                                            (2,605,168)      (2,605,168)
                                                     -------------     ------------
BALANCES, December 31, 1995                           $(5,491,696)      $6,889,815



The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                         Series A
                                                       Preferred Stock         Common Stock
                                                     -------------------     ---------------    Deferred        Paid-In
                                                     Shares       Amount     Shares    Amount   Compensation    Capital
                                                     ------       ------     ------    ------   ------------    -------
BALANCES, December 31, 1995                             -           $-     3,064,529   $3,065   $(28,854)    $12,407,300

  Common stock issued to 401(k) Plan                    -            -         9,969       10          -          31,903
  Amortization of deferred compensation
     expense                                            -            -             -        -     16,488               -
  Treasury stock purchase on September 13,
     1996 from a stockholder at cost                    -            -        (7,116)      (7)         -            (420)
  1995 common stock offering costs                      -            -             -        -          -         (13,000)
  Net loss                                              -            -             -        -          -               -
                                                    -----         -----  ------------  -------  ----------  --------------
BALANCES, December 31, 1996                             -           $-     3,067,382   $3,068   $(12,366)    $12,425,783
                                                    =====         =====  ============  =======  ==========  ==============



                                            Accumulated
                                            Deficit             Total
                                            -------------     ---------
BALANCES, December 31, 1995                 $(5,491,696)     $6,889,815

  Common stock issued to 401(k) Plan                   -         31,913
  Amortization of deferred compensation
     expense                                           -         16,488
  Treasury stock purchase on September 13,
     1996 from a stockholder at cost                   -           (427)
  1995 common stock offering costs                     -        (13,000)
  Net loss                                  (4,232,275)       (4,232,275)
                                            -----------       -----------
BALANCES, December 31, 1996                 $(9,723,971)      $2,692,514
                                            =============    =============



The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.


                            STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended
                                                                           December 31,
                                                           ---------------------------------------
                                                             1996             1995         1994
                                                           ----------     ------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(4,232,275)   $(2,605,168)   $(1,642,054)
  Adjustments to reconcile net loss to net cash used
     in operating activities-
       Depreciation and amortization                          442,948        353,942        382,309
       Impairment loss                                        685,838              -              -
       Amortization of deferred compensation expense           16,488         17,438         17,760
       Conversion of interest payable to common stock               -         15,308              -
       Issuance of treasury stock to 401(K) Plan               31,913         22,911              -
  Changes in assets and liabilities-
     Decrease (increase) in accounts receivable              (74,624)         54,824       (41,096)
     Decrease (increase) in inventory                         429,832      (518,598)      (523,146)
     Decrease (increase) in prepaids and other current         54,130          9,896       (91,281)
     Increase in deposits and other                          (13,762)       (31,631)       (26,054)
     Increase (decrease)in accounts payable and
       accrued liabilities                                    235,191       (47,825)        132,852
     Increase (decrease) in accrued salaries and
       employee benefits                                       66,300       (30,612)         33,217
     Increase (decrease) in accrued warranty costs             15,524       (11,149)         26,255
                                                        -------------  -------------  -------------
          Net cash used in operating activities           (2,342,497)    (2,770,664)    (1,731,238)
                                                        -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from repayment of note receivable                        -              -         15,000
  Purchases of fixed assets                                 (379,784)      (657,566)      (837,175)
  Purchases of short-term investments                               -    (5,400,577)    (4,947,331)
  Proceeds from sales of short-term investments             4,020,238      3,621,823      2,265,188
                                                        -------------  -------------  -------------
          Net cash provided by (used in)
            investing activities                            3,640,454    (2,436,320)    (3,504,318)
                                                        -------------  -------------  -------------



The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended
                                                                       December 31,
                                                       ---------------------------------------
                                                         1996             1995         1994
                                                       ----------     ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under term loan agreement             $-       $877,708       $520,054
  Payments on borrowings under term loan agreement        (315,924)    (1,081,838)              -
  Proceeds from convertible note payable                          -      1,500,000              -
  Proceeds from issuance of common stock,
     net of stock issuance costs                           (13,000)      3,751,818      4,365,772
  Repurchase of common stock                                  (427)       (18,731)            (1)
  Sale of treasury stock                                          -          1,725              -
  Proceeds from exercise of stock options                         -            372              -
  Deferred offering costs                                         -              -        161,174
                                                      -------------  -------------  -------------
         Net cash (used in) provided by financing
            activities                                    (329,351)      5,031,054      5,046,999
                                                      -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               968,606      (175,930)      (188,557)

CASH AND CASH EQUIVALENTS, beginning of period              511,331        687,261        875,818
                                                      -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                 $1,479,937       $511,331       $687,261
                                                      =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Conversion of interest payable to common stock              $-        $15,308             $-
                                                      =============  =============  =============
     Conversion of notes payable to common stock                 $-     $1,500,000             $-
                                                      =============  =============  =============
     Cash paid for interest                                 $29,875        $81,045             $-
                                                      =============  =============  =============
     Conversion of Series A preferred stock to
       common stock                                              $-             $-     $2,383,831
                                                      =============  =============  =============



The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.


                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


(1) BUSINESS AND ASSET IMPAIRMENT

SweetWater, Inc. (the "Company"), incorporated in the state of Colorado in 1991, is a water technology company specializing in the development, marketing and sale of water filtration and purification devices and technologies to address health concerns resulting from the microbiological contamination of drinking water. The Company's existing products are principally marketed to outdoor supply retailers across the United States. A substantial portion of the Company's revenues are currently derived from sales to one national outdoor supply retailer.

Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $9.7 million as of December 31, 1996. Operating losses increased in 1996, as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product, however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company has suspended its efforts to manufacture and market this product and is seeking a buyer for the plans, designs and technology associated therewith.
The Company has no amounts capitalized related to this product.

The Company has also reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on the manufacture and sale of its current portable water filtration and purification products. Although the Company has adopted a plan that it believes will allow it to remain in operation through at least 1997, as a result of streamlining its operations and reduce its costs, there can be no assurance the Company's losses will not continue or that the Company will be able to manufacture and sell its products successfully or achieve profitability. In addition, as a new business in an emerging industry with a limited number of products, the Company may encounter unforeseen difficulties, some of which may be beyond the Company's ability to control, related to marketing, product development, manufacturing, regulation and proprietary technology.

Long-lived assets to be held and used in the Company's portable water filtration and purification business, including certain manufacturing equipment and related intangible assets, have been reviewed for possible impairment because events or changes in the Company's circumstances, as described above, have indicated that their carrying amounts may not be recoverable. Where appropriate, under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") an impairment loss has been recognized and the net book value of such assets has been reduced based on the Company's estimate of the fair market value of such assets. The Company's estimate of fair market value is based on third party estimates as well as the Company's estimate of future operating results generated from the use of such assets. As a result, during 1996, the Company recorded an impairment loss of $685,838 which has been reflected in the accompanying

Statements of Operations. The related assets have been reflected in the accompanying balance sheets at their estimated fair market value of $475,000.

The Company and certain member of senior management ("Management"), have reached an agreement in principle pursuant to which the Management will agree to remain with the Company through December 31, 1997 in exchange for certain performance bonuses and a right of first refusal to purchase the Company's portable water filtration and purification business (the "Outdoor Business") in the event certain performance targets are met and the Company elects to sell such business within a specified period after December 31, 1997. The Company has not reached a decision as to whether or not it will elect to consider the sale of its Outdoor Business. Specifically, the agreement in principle contemplates that Management, as a group, will be entitled to receive a performance bonus equal to 50% of the amount by which cash and cash equivalents as set forth on the Company's balance sheet as of December 31, 1997, subject to certain adjustments ("Year End Cash") exceeds $1,000,000. In addition, in the event Year End Cash exceeds a specified target (which will be lower than $1,000,000), Management will have a right of first refusal in the event the Company elects to sell the Outdoor Business to a third party. If such right is not exercised, Management will be entitled to receive a value enhancement bonus equal to 30% of the excess of the third party purchase price over the Management Price (as defined below) less the amount of the performance bonus , if any. In the event the Company elects to sell the Outdoor Business to Management, Management would have the right to purchase the Outdoor Business for a specified price (the "Management Price") including associated liabilities, as defined, as of March 1997, subject to certain adjustments, less the amount by which Year End Cash exceeds the target amount. The Company has no obligation to sell the Outdoor Business to Management or to a third party at any time. As the Company and Management are negotiating the terms and structure of a proposed agreement, the final terms and structure may differ substantially from the terms described above. In addition, if the Company and Management do not execute a final agreement, one or more of the members of the Management may elect to pursue other opportunities which could have a material adverse effect on the Company.

Based upon its current plans as described above, the Company believes that it will have sufficient cash flows to remain in operation through 1997 and that its assets are realizable.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1996, the Company's cash and cash equivalents consisted of demand deposits and money market accounts in banks and other financial institutions, which approximated market value.

     Short-Term Investments

Short-term investments consist of U.S. Federal Government, Federal Government Agency-backed securities and corporate notes with maturities of less than one year. These securities are classified as "held-to-maturity" investments as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996 and 1995 respectively, these securities had an amortized cost basis of $440,659, and $4,460,897, which approximates fair value.

     Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market, and consists primarily of component parts, including filter accessories and pump assemblies. Finished goods include material costs, labor and manufacturing overhead. Inventory consists of the following at December 31, 1996 and 1995:


                                                 1996          1995
                                               ---------     ---------
              Raw materials                      $669,736      $421,686
              Finished goods                      225,495       731,377
                                              -----------  ------------
                                                  895,231     1,153,063
              Less- Reserve for obsolescence    (205,000)      (33,000)
                                              -----------  ------------
                                                 $690,231    $1,120,063
                                              ===========  ============


         Fixed Assets

Depreciation of fixed assets is computed on a straight-line basis over a period of one to three years. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred.

     Revenue Recognition

Revenue is generally recorded upon passage of title when the product is shipped.

     Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, depreciation and contract services.

     Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. Such deferred income tax assets and liabilities are based on enacted tax laws. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (see Note 8).

     Treasury Stock

Treasury stock purchases are accounted for at cost, and are reflected as a reduction of common stock and additional paid-in capital in the accompanying balance sheets.

     Net Loss Per Common Share

Net loss per common share for all periods presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the initial public offering date (using the treasury stock method and the initial offering price of $7.00 per share), have been included in the calculation as if they were outstanding for all periods presented regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued other than in the one-year period have been excluded as they are antidilutive. Subsequent to the initial offering date, the Company has reported earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share."

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     Reclassifications

Certain amounts for fiscal year 1995 and 1994 have been reclassified to conform with 1996 reporting classifications.

     Asset Impairment

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. As discussed more fully in Note 1, the Company reviewed its long-lived assets for impairment and recorded an impairment loss of $685,838 for the year ended December 31, 1996 related to its equipment used in operations and intangible assets.

(3) LONG-TERM DEBT

In August 1995, the Company modified its existing term loan facility agreement to reduce the maximum borrowing to $350,000. As of December 31, 1995, the Company had outstanding borrowings of $315,924 under this facility, which bear interest at 10.97%. This loan was fully repaid in December 1996. The term loan facility agreement expires in March 1997.

The Company, under the terms of its term loan and revolving debt agreements, was required to meet certain financial and other covenants. As of December 31, 1995, the Company failed to meet a requirement limiting quarterly losses to a maximum of $600,000. The Company received a waiver from the bank regarding this covenant as of December 31, 1995. As there were no loans outstanding as of December 31, 1996, the Company was not required to meet certain financial and other covenants.

     (4) STOCKHOLDERS' EQUITY

     Initial Public Offering

On January 21, 1994, the Company completed the initial public offering of its common stock. In connection with the offering, 718,750 shares, including the underwriter's 15% overallotment of 93,750 shares, of previously unissued common shares were sold at a price of $7 per share, providing proceeds to the Company of approximately $5,031,000, less $666,000 in offering costs.

     Private Placement Offering

In November 1995, in order to fund existing and anticipated future cash needs, the Company completed a private placement of its common stock. In connection with the offering, 1,335,078 shares of previously unissued common shares were sold at a price of $4 per share, providing net proceeds to the Company of approximately $5,267,100. This amount includes the conversion of a $1,500,000 Convertible Subordinated Promissory Note issued in September 1995 to an existing shareholder of the Company at $4 per share of common stock.

     Preferred Stock

The Company is currently authorized to issue 6,462,500 shares of $.001 par value, preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors. Concurrently with the initial public offering, holders of 537,500 shares previously designated and issued as Series A preferred stock converted such shares on a one-for-one basis to common stock.

     (5) STOCK OPTIONS AND WARRANT

In October 1993, the Company adopted a Stock Option Plan (the "Plan") to provide directors, officers, employees and consultants options to purchase up to 250,000 shares of the Company's common stock. Under the terms of the Plan, the Board of Directors may grant either "nonqualified" or "incentive stock options" as defined by the Internal Revenue Service. Under the terms of the Plan, the purchase price of the shares subject to an incentive stock option is the fair market value of the Company's common stock on the date the option is granted. The purchase price of a nonqualified option must not be less than the par value of the stock. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price of an incentive stock option must be at least 110% of the fair market value at the date of grant and the exercise term cannot exceed five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. The Board of Directors has determined that the options outstanding will vest 25% over the first year with the remaining 75% vesting on a straight-line basis over the remaining 36 months. If the employment of a participant is terminated for any reason other than death or disability, any stock options then held by the participant which are currently exercisable shall remain exercisable after the termination of employment for a period of three months, but no later than the specified expiration date.

In addition to the Stock Option Plan, the Company has issued non-plan options to certain directors, officers, employees and consultants since 1993. As part of the Form S-8 Registration Statement filed in April 1996, the Company registered an aggregate 382,915 shares reserved for issuance pursuant to non-plan option agreements with certain named individuals as well as the 250,000 shares of the Plan. The non-plan options primarily vest over a four year period with an approximate 20% to 60% vesting on the date of grant with the remaining vesting on a straight-line basis.

In April 1994, the Company granted an option to purchase 17,000 shares of common stock at a purchase price of $8.125 per share to each of its five non-employee directors. Each option became exercisable with respect to 5,000 shares on July 13, 1994; an additional 3,000 shares became exercisable on April 25, 1995, and on each subsequent anniversary thereof. On November 7, 1995, the Company canceled all non-exercisable options (9,000 options per non-employee director) and issued 240,000 additional options to purchase shares of common stock at $4.00 per share. A director's ability to exercise the option is limited in the event he ceases to be a director. No options have been exercised under the non-employee director stock option plan to date.

                                          Number of Shares
                                        ----------------------
                                        Officers     Employees
                                          and          and       Per Share
                                        Directors    Others     Exercise Price
                                        ---------   ---------   --------------
    Balance, December 31, 1993            21,667     32,916      $.47-$6.30

      Granted                            145,000      5,000    $6.25-$8.125
      Exercised                                -          -               -
                                      ----------  ---------  --------------
    Balance, December 31, 1994           166,667     37,916     $.47-$8.125

      Granted                            360,250     52,277           $4.00
      Exercised                                       (800)            $.47
      Canceled                          (45,000)      (867)     $.47-$8.125
                                      ----------  ---------  --------------
    Balance, December 31, 1995           481,917     88,526     $.47-$8.125

      Granted                            100,000      3,400           $4.00
      Exercised                                -          -               -
      Canceled                          (31,000)    (5,776)           $4.00
                                      ----------  ---------  --------------
    Balance, December 31, 1996           550,917     86,150     $.47-$8.125
                                      ==========  =========  ==============

    Exercisable at December 31, 1996     228,161     34,619     $.47-$8.125
                                      ==========  =========  ==============

The Company accounts for its stock-based compensation plan and non-plan options under APB No. 25, under which no compensation expense is recognized for options granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant and stock purchase right has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            Year Ended              Year Ended
                                         December 31, 1996       December 31, 1995
                                         -----------------       -----------------
                Risk-free interest rate    5.96%                    5.57%
                Dividend rate                 0%                       0%
                Expected volatility      116.26%                   82.51%
                Expected life            4.0 years                3.0 years

Using these assumptions, the fair value of the stock options granted in 1996 and 1995 was approximately $263,575 or $2.55 per common share and $757,232 or $1.84 per common share, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net loss and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                 Year Ended              Year Ended
                                             December 31, 1996       December 31, 1995
                                             -----------------       ------------------
                 Net loss:
                   As reported               $(4,232)                    $(2,605)
                   Pro forma                  (4,476)                    $(2,641)

                 Net loss per common share:
                   As reported                $(1.38)                     $(1.34)
                   Pro forma                  $(1.46)                     $(1.35)

In September 1995, in connection with the issuance of the $1,500,000 Convertible Promissory Note (Note 4) the Company issued a warrant to the existing stockholder, entitling the stockholder to purchase 88,435 shares of common stock at $4 per share, the fair market value of the common stock at the date of issuance. The warrant expires in September 2000.

(6) RELATED PARTY TRANSACTIONS

The Company has engaged a consulting firm controlled by a stockholder for services. Such services amounted to approximately $30,200 and $37,500 for the years ended December 31, 1995 and 1994, respectively.

In September 1995, a stockholder purchased a $1,500,000 Convertible Subordinated Promissory Note and a Warrant to purchase 88,435 shares of common stock at $4 per share for a total purchase price of $1,500,000. In November 1995, the note and related interest accrued at the prime rate were converted into 378,828 shares of common stock in connection with the private placement of common stock. The warrant has not been exercised and expires in September 2000.

In 1996, the Company retained a financial advisor as its exclusive agent to pursue certain financial and strategic objectives of the Company. A director of the Company is also a managing director this financial advisor. Amounts paid to this financial advisor during 1996 totaled approximately $350,000.

(7) MAJOR CUSTOMERS AND SUPPLIERS

During 1996, 1995 and 1994 sales to one customer represented approximately 31%, 36% and 36% of total sales for those years, respectively. In addition, a substantial portion of the Company's inventory was purchased from a single vendor in 1995 and 1994 accounting for 25% and 37%, respectively. However, in 1996 no individual vendor accounted for more than 25% of inventory purchased.

During 1996, the Company entered into non-standard terms with a customer for a purchase of approximately $106,000. The terms require payment on June 30, 1997. This amount is shown as part of accounts receivable at year end.

(8) INCOME TAXES

As of December 31, 1996, the Company had an accumulated deficit for tax purposes of approximately $8,200,000. Based on an effective tax rate of 38% percent, the Company had approximately $3,100,000 of net operating loss ("NOL") carryforwards for tax purposes. The NOL carryovers expire from the year 2006 through the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

The Company has determined that approximately $3,355,000 of deferred tax benefits as of December 31, 1996, do not satisfy the realization criteria set forth in SFAS No. 109. Recognition of these benefits requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been recorded against the entire net deferred tax asset.

The components of the net deferred income tax asset as of December 31, 1996 and 1995, were as follows:

                                                   1996            1995
                                                -----------     -----------
      Net operating loss carryforwards           $3,100,000     $1,750,000
      Capitalization of organization and
        start up costs for tax purposes              88,000        130,000
      Depreciation                                 (12,000)              -
      Capitalized overhead                          (1,000)         28,000
      Accruals not deducted for tax purposes        180,000        143,000
      Less- Valuation allowance                 (3,355,000)    (2,051,000)
                                              -------------  -------------
                                                 $    -         $    -
                                              =============  =============



(9) 401(K) PROFIT SHARING PLAN AND TRUST

Pursuant to the Company's 401(K) Profit Sharing Plan and Trust (the "401(K) Plan"), which was established effective January 1, 1995, the Company has agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employee salary deferral. Under the 401(K) Plan, the Company may also elect to make discretionary contributions.
Employees vest in Company contributions over six years of service with the Company. Forfeitures of the unvested portion are allocated to the remaining employees in the plan proportionately, based upon current year compensation. During 1996 and 1995 respectively, 9,969 and 5,726 shares of common stock were issued to the 401(K) plan.

 (10) COMMITMENTS AND CONTINGENCIES

     Operating Leases

The Company has entered into various noncancelable lease agreements for office space. These leases terminate on various dates. Minimum future lease obligations under these agreements as of December 31, 1996, are as follows:


                              1997        $169,115
                              1998         173,250
                              1999         173,250
                              2000           7,220
                              Thereafter         -
                                           ----------
                                Total      $522,835


In January 1995, the Company relocated its manufacturing facility to Longmont, Colorado. The prior facility was subleased at a rate approximating the future minimum lease payments due; thus no liability for the future minimum lease payments on the prior facility was recorded.

Rent expense for the periods ended December 31, 1996, 1995 and 1994, was approximately $163,800, $170,000 and $70,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There have been no disagreements with the Company and its independent accountants on any matter of accounting principles or practice or financial statement disclosure since the Company's inception.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON AND REPORTS ON FORM 8-K

Documents filed as part of this Report:
--------------------------------------

   Financial Statements and Financial Statement Schedules - See Index to Financial Statements and Financial Statement Schedules at Item 8 of this report.

   All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.


a)   Reports on Form 8-K:
     --------------------

     No reports on Form 8-K were filed in the fourth quarter of 1996.

b)   Exhibits:
     ---------

     The following documents are filed as exhibits or, where indicated, are incorporated by reference:

No.             Exhibit Document
---             ----------------

(2)             Not Applicable

(3)             Articles of Incorporation and by-laws

     (A)        Certificate of Incorporation, as amended1

     (B)        By-laws1

(4) Instruments defining the rights of security holders, including indentures

     (A)        Excerpts from the certificate of Incorporation, as amended1


     (B)        Excerpts from the By-laws1


     (C)        Specimen stock certificate2

(9)             Not Applicable

(10) Material Contracts

     (a) Form of Stock Purchase Agreement by and between the Company and The Forschner Group, Inc.1

     (b) Form of Stock Purchase Agreement by and between the Company and certain purchasers of Series A Preferred Stock1

     (c) Form of Assignment and Agreement Concerning Non-Disclosure of Proprietary Information1

     (d) Form of Non-Competition Agreement by and between the Company and Messrs. Reynolds1

     (e)  Form of Employee Stock Restriction Agreement dated May 14, 19931,8

     (f)  1993 Stock Option Plan, as amended8

     (g)  Form of Incentive Stock Option Agreement2,8

     (h) Form of Non-Incentive Stock Option Agreement for options which were not issued under the 1993 Stock Option Plan2,8

     (i) Employee Stock Restriction Agreement dated December 6, 1993 between the Company and Jeffrey Aldred2,8

     (j)  Form of Vendor/Distributor Non -Disclosure Agreement2

     (k) Lease Agreement dated December 12, 1994 between the Company and Pratt Land Limited Liability Company3

     (l)  Note and Warrant Agreement dated September 26, 19956

     (m) Convertible Subordinated Promissory Note issued to Forschner Enterprises, Inc. (now known as Hudson River Capital LLC)6

     (n) Common Stock Purchase Warrant issued to Forschner Enterprises, Inc. (now known as Hudson River Capital LLC)6

     (o) Subscription Agreement by and between the Company and Nassau Capital Partners in connection with the 1995 private placement of shares of Common Stock;7

     (p) Form of Subscription Agreement executed by the Company and certain investors in connection with the 1995 private placement of shares of Common Stock.7

     (q)  Form of Director's Stock Option Agreement.7

(11.1)       Not Applicable

(12)         Not Applicable

(13)         Not Applicable

(16)         Not Applicable

(18)         Not Applicable

(21)         Not Applicable

(22)         Not Applicable

(23)         Consent of experts and counsel

(24)         Not Applicable

(27)         Financial Data Schedule

(28)         Not Applicable

(99)         Not Applicable

     1 These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-71036, as filed on October 29, 1993, and are incorporated herein by reference.

     2 These exhibits were filed as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-71036, as filed on December 13, 1993, and are incorporated herein by reference.

     3 These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1994, as filed on March 30, 1995, and are incorporated herein by reference.

     4 These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended March 31, 1995, as filed on May 12, 1995, and are incorporated herein by reference.

     5 These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended June 30, 1995, as filed on August 12, 1995, and are incorporated herein by reference.

     6 These exhibits were filed as exhibits to the Company's Form 8-K as filed on October 2, 1995, and are incorporated herein by reference.

     7 These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1995, as filed on March 29, 1996, and are incorporated herein by reference.

     8 Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.

                                     PART V

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SweetWater, Inc.
                                          (Registrant)


                                          /s/ Eric M. Reynolds
                                          ------------------------------------
                                          Eric M. Reynolds
                                          President and Chief Executive Officer

                                          Date:  March 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Eric M. Reynolds                                            March 28, 1997
-----------------------------
Eric M. Reynolds
Chief Executive Officer
Director



/s/ Patrick Thomas                                              March 28, 1997
-----------------------------
Patrick Thomas
Vice President
Chief Financial Officer
(Principal Financial Officer)

/s/ A. Clinton Allen                                            March 28, 1997
-----------------------------
A. Clinton Allen
Director


/s/ Thomas A. Barron                                            March 28, 1997
-----------------------------
Thomas A. Barron
Chairman of the Board
Director



-----------------------------
Blair W. Effron
Director



/s/ Peter Gilson                                                March 28, 1997
-------------------
Peter Gilson
Director


/s/ Randall A. Hack                                             March 28, 1997
-------------------
Randall A. Hack
Director


/s/ Keith Lively                                                March 28, 1997
-------------------
Keith Lively
Director



-------------------
Juan Rodriguez
Director



/s/ Ralph Sorenson                                              March 28, 1997
---------------------------
Ralph Sorenson
Director

                              INDEX OF EXHIBITS


No.        Exhibit Document                                Exhibit No.
---------  ----------------                                --------------

(2)        Not Applicable

(3)        Articles of Incorporation and by-laws

     (A)   Certificate of Incorporation, as amended1

     (B)   By-laws1

(4) Instruments defining the rights of security holders, including indentures

     (A) Excerpts from the certificate of Incorporation, as amended1

     (B)   Excerpts from the By-laws1

     (C)   Specimen stock certificate2

(9)        Not Applicable

(10)       Material Contracts

      (a) Form of Stock Purchase Agreement by and between the Company and The Forschner Group, Inc.1

      (b) Form of Stock Purchase Agreement by and between the Company and certain purchasers of Series A
           Preferred Stock1

      (c)  Form of Assignment and Agreement Concerning
           Non-Disclosure of Proprietary Information1

      (d) Form of Non-Competition Agreement by and between the Company and Messrs. Reynolds1

      (e) Form of Employee Stock Restriction Agreement dated May 14, 19931,8

      (f)  1993 Stock Option Plan, as amended8

      (g)  Form of Incentive Stock Option Agreement2,8



No.        Exhibit Document                                Exhibit No.
---------  ----------------                                --------------

      (h) Form of Non-Incentive Stock Option Agreement for options which were not issued under the 1993 Stock Option Plan2,7

      (i)  Employee Stock Restriction Agreement dated
           December 6, 1993 between the Company and Jeffrey
           Aldred2,7

      (j)  Form of Vendor/Distributor Non -Disclosure
           Agreement2

      (k)  Lease Agreement dated December 12, 1994
           between the Company and Pratt Land Limited
           Liability Company3

      (l)  Note and Warrant Agreement dated September 26, 19956

      (m)  Convertible Subordinated Promissory Note issued to
           Forschner Enterprises, Inc. (now known as Hudson River
           Capital LLC)6

      (n)  Common Stock Purchase Warrant issued to Forschner
           Enterprises, Inc. (now known as Hudson River Capital LLC)6

      (o) Subscription Agreement by and between the Company and Nassau Capital Partners in connection with the 1995 private placement of shares of Common Stock;7

      (p) Form of Subscription Agreement executed by the Company and certain investors in connection with the 1995 private placement of shares of Common Stock.7

      (q)  Form of Director's Stock Option Agreement.7

(11.1)     Not Applicable

(12)       Not Applicable

(13)       Not Applicable

(16)       Not Applicable

(18)       Not Applicable

(21)       Not Applicable

(22)       Not Applicable

(23)       Consent of experts and counsel                         23

(24)       Not Applicable

                                      26


No.        Exhibit Document                                Exhibit No.
---------  ----------------                                --------------

(27)       Financial Data Schedule                         27

(28)       Not Applicable

(99)       Not Applicable


-----------------

     1 These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-71036, as filed on October 29, 1993, and are incorporated herein by reference.

     2 These exhibits were filed as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-71036, as filed on December 13, 1993, and are incorporated herein by reference.

     3 These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1994, as filed on March 30, 1995, and are incorporated herein by reference.

     4 These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended March 31, 1995, as filed on May 12, 1995, and are incorporated herein by reference.

     5 These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended June 30, 1995, as filed on August 12, 1995, and are incorporated herein by reference.

     6 These exhibits were filed as exhibits to the Company's Form 8-K as filed on October 2, 1995, and are incorporated herein by reference.

     7 These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1995, as filed in March 29, 1996, and are incorporated herein by reference.

     8 Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.