Form 10-Q
period 1997-03-31
SWEETWATER INC
filed 1997-05-15
CIK 914271

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number 0-25942

                                SWEETWATER, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               84-1167603
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2505 TRADE CENTRE AVENUE, SUITE D, LONGMONT, CO                    80503
(Address of principal executive offices)                         (Zip Code)

                                 (303) 678-0447
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No ___

      As of March 31, 1997, 3,082,096 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                SweetWater, Inc.

                                Table of Contents

Part I.     Financial Information                                         Page
      Item 1. Financial Statements

                  Balance Sheets-
                  March 31, 1997 and December 31, 1996                       3

                  Statements of Operations-                                  5
                  Three months ended March 31, 1997 and 1996

                  Statements of Cash Flows                                   6
                  Three months ended March 31, 1997 and 1996

                  Notes to Financial Statements                              7

      Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 11

Part II.    Other Information                                               13

                                SWEETWATER, INC.

                                 BALANCE SHEETS

                                           March 31,
                                             1997           December 31,
                                          (Unaudited)             1996
                                           -----------        ----------
                           ASSETS

Current Assets:

  Cash and cash equivalents                $   914,421        $1,479,937
  Short-term investments                            --           440,659
  Accounts receivable - net                    389,484           132,446
  Inventory                                    573,601           690,231
  Prepaids and other current assets             48,943            51,288
                                           -----------        ----------

      Total current assets                   1,926,449         2,794,561
                                           -----------        ----------

Fixed Assets, at cost                          495,360           475,000
      Less: Accumulated depreciation           (59,378)               --
                                           -----------        ----------

      Fixed assets, net                        435,982           475,000
                                           -----------        ----------

Other Assets:

  Deposits and other                            28,865            39,921
                                           -----------        ----------


TOTAL ASSETS                               $ 2,391,296        $3,309,482
                                           ===========        ==========


               The accompanying notes to financial statements are
                 an integral part of these financial statements

                                SWEETWATER, INC.

                                 BALANCE SHEETS

                                                                   March 31,
                                                                      1997            December 31,
                                                                   (Unaudited)            1996
                                                                  ------------        ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Trade accounts payable                                          $    332,024        $    493,356
  Accrued salaries and employee benefits                                60,834              92,982
  Accrued warranty and other                                            35,294              30,630
                                                                  ------------        ------------

     Total current liabilities                                         428,152             616,968
                                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES                                               --                  --
                                                                  ------------        ------------

STOCKHOLDERS' EQUITY:

    Common stock, $.001 par value; 8,000,000 shares
      authorized; 3,082,096 and 3,067,382 shares issued and
      outstanding at March 31, 1997 and December 31, 1996,
      after deducting 111,892 and 126,606 shares held in
      treasury, respectively                                             3,082               3,068
    Deferred Compensation                                                   --             (12,366)
    Additional paid-in capital                                      12,420,736          12,425,783
    Accumulated deficit                                            (10,460,674)         (9,723,971)
                                                                  ------------        ------------

      Total stockholders' equity                                  $  1,963,144           2,692,514
                                                                  ------------        ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  2,391,296        $  3,309,482
                                                                  ============        ============


             The accompanying notes to financial statements are an
                     integral part of these balance sheets

                                SWEETWATER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Three Months Ended
                                                     March 31,
                                          ------------------------------
                                              1997               1996
                                          -----------        -----------
SALES                                     $   490,098        $   474,519

COST OF GOODS SOLD                            484,678            307,464
                                          -----------        -----------

GROSS MARGIN (LOSS)                             5,420            167,055


OPERATING EXPENSES:

   Sales and Marketing                        190,265            349,114
   Research and Development                   236,673            213,703
   General Administrative                     326,033            254,060
                                          -----------        -----------

      Total operating expenses                752,971            816,877
                                          -----------        -----------

LOSS FROM OPERATIONS                         (747,551)          (649,822)

OTHER INCOME, NET                              10,848             54,956
                                          -----------        -----------

NET LOSS                                  $  (736,703)       $  (594,866)
                                          ===========        ===========

LOSS PER COMMON SHARE                     $      (.24)       $      (.19)
                                          ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING         3,103,025          3,090,363
                                          ===========        ===========


             The accompanying notes to financial statements are an
                  integral part of these financial statements

                                SWEETWATER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                     1997               1996
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                          $  (736,703)       $  (594,866)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        59,378             98,667
  Amortization of deferred compensation                                                    --              4,122

Changes in assets and liabilities:
  (Increase) in net accounts receivable                                              (257,038)          (144,425)
  Decrease (increase) in inventory                                                    116,630            (75,078)
  Decrease (increase) in prepaids and other current assets                              2,345            (74,540)
  Decrease (increase) in deposits and other assets                                     11,056             (4,467)
  (Decrease) in accounts payable and accrued liabilities                             (156,668)           (15,349)
  (Decrease) in accrued salaries and other current liabilities                        (32,148)           (17,412)
                                                                                  -----------        -----------
Net cash used in operating activities                                                (993,148)          (823,348)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture, fixtures and equipment                                       (20,360)           (91,184)
  Purchases of short-term investments                                                      --         (1,086,878)
  Proceeds from the sales of short term investments                                   440,659          2,500,000
                                                                                  -----------        -----------
Net cash provided by investing activities                                             420,299          1,321,938
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock, net of issuance costs                             7,333            (13,000)
  Payments on notes payable                                                                --            (25,825)
                                                                                  -----------        -----------
Net cash provided by (used in) financing activities                                     7,333            (38,835)
                                                                                  -----------        -----------
Net (decrease) increase in Cash and Cash Equivalents                                 (565,516)           459,765
CASH AND CASH EQUIVALENTS, beginning of period                                      1,479,937            511,331
                                                                                  -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                                          $   914,421        $   971,096
                                                                                  ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
CASH PAID FOR INTEREST
                                                                                  $     3,536        $     8,538
                                                                                  ===========        ===========

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited balance sheet, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SweetWater, Inc. (the "Company") as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

        The unaudited financial statements presented herein have been prepared in accordance with Securities and Exchange Commission regulations and do not include all the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ending December 31, 1996.

2.      BUSINESS

        The Company, which was incorporated in the state of Colorado in 1991, is a water technology company specializing in the development, marketing and sale of water filtration and purification devices and technologies to address health concerns resulting from the microbiological contamination of drinking water. The Company's existing products are principally marketed to outdoor supply retailers across the United States. A substantial portion of the Company's revenues are currently derived from sales to one national outdoor supply retailer.

        Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $10.5 million as of March 31, 1997. Operating losses increased in 1996, as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company has suspended its efforts to manufacture and market this product and has sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000. The Company has no amounts capitalized related to this product.

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

            The Company and Messrs. Reynolds, Thomas and Cogdill, members of the Company's senior management ("Management"), have reached an agreement pursuant to which the Management have agreed to remain with the Company through January 31, 1998 in exchange for certain performance bonuses and a right of first refusal to purchase the Company's portable water filtration and purification business (the "Outdoor Business") in the event certain performance targets are met and the Company elects to sell such business within a specified period after December 31, 1997. The Company has not determined to sell the Outdoor Business and will have no obligation to sell the Outdoor Business to Management or to a third party at any time.

            Specifically, the agreement provides that Management, as a group, under certain circumstances, shall be entitled to receive a Performance Bonus equal to 50% of the amount by which cash and cash equivalents as set forth on the Company's audited balance sheet as of December 31, 1997, subject to certain adjustments ("Year End Cash") exceeds $1,000,000. In addition, in the event Year End Cash exceeds a specified target (which is lower than $1,000,000), Management shall have a right of first refusal in the event the Company elects to sell the Outdoor Business to a third party. If such right is not exercised, Management, as a group, shall be entitled to receive a Value Enhancement Bonus equal to 30% of the excess of the third party purchase price over the Management Price (as defined below) less the amount of the Performance Bonus, if any. In the event the Company elects to sell the Outdoor Business to Management, Management shall have the right to purchase the Outdoor Business for a specified price (the "Management Price") and the assumption of the Outdoor Business liabilities. The Management Price shall be subject to certain adjustments, and shall be reduced by the amount by which Year End Cash exceeds the target amount. If Year End Cash equals or exceeds $1,000,000, the Management Price shall be a nominal amount.

            The Company believes that the agreement provides an incentive to Management to maximize cash flow from the Outdoor Business and to conserve the Company's cash resources. While the Company assesses the effects of its cost containment program and the profitability of its Outdoor Business, the Company may also assess various strategic alternatives which may include a stock or asset acquisition, or a merger, consolidation or similar transaction. Although the Company intends to investigate these alternatives, no assurance can be given that any transaction will be consummated.

3.      INVENTORY

        Inventory includes costs of materials, direct labor and manufacturing overhead. Inventory is priced at the lower of cost (using the first-in, first-out method of valuation) or market.
        Inventory consists of the following components:

                                                      March 31,
                                                        1997           December 31,
                                                     (Unaudited)          1996
                                                       --------         --------
                                   Raw materials       $618,604         $669,736
                                  Finished Goods        160,997          225,495
                                                       --------         --------
                                                        779,601          895,231
                   Less-Reserve for Obsolescence       (206,000)        (205,000)
                                                       --------         --------
                                                       $573,601         $690,231
                                                       ========         ========




4.      INCOME TAXES

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

5.      NET LOSS PER COMMON SHARE

        Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. At March 31, 1997 and 1996, options on 25,834 and 25,834 shares, respectively, have been treated as outstanding common stock equivalents.

6.      PROFIT SHARING PLAN AND TRUST

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

7.      COMMITMENTS AND CONTINGENCIES

        Operating Leases

        The Company has entered into various noncancelable lease agreements for office space. These leases terminate on various dates. Minimum future lease obligations under these agreements as of December 31, 1996, were as follows:

                      1997                       $169,115
                      1998                        173,250
                      1999                        173,250
                      2000                          7,220
                      Thereafter                       --
                                                 --------
                               Total             $522,835

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of producing and marketing the Company's current products; the retail prices at which such products may be sold; seasonal selling trends; and the company's anticipated market share. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to technological change, increased competition, additional government regulation or intervention in the water purification and filtration industries, and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.


Results of Operations for the three months ended March 31, 1997 and 1996


        During the three-month period ended March 31, 1997, the Company had sales of $490,000, an increase of 3%, compared to sales in the three-month period ended March 31, 1996 of $474,500. This is due to increased sales of the WalkAbout, offset by lower sales of the Guardian. The Company believes that overall sales of portable water filtration products in the outdoor specialty sporting goods market have declined as a result of the maturation of such market. The Company believes that any future sales growth for these products will depend on the ability of the Company and other manufacturers to expand the market and to develop larger distribution channels, such as general sporting goods stores and mass merchants. As general sporting goods stores and mass merchants have only recently begun to sell the product category, there can be no assurance that the market for such products will expand.

        The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's products in the warmer months of the year. Historically, the Company's sales tend to be highest in the second and third quarters of each year.

        The gross margin of $5,000 or 1% of sales for the three month period ended March 31, 1997 was lower than the prior year gross margin of $167,000 or 35% of sales, primarily due to the sales mix changing to sales of lower margin WalkAbout units, a lower effective sales price for the WalkAbout and lower overhead absorption on lower production levels, partially offset by lower production spending.

        Sales and marketing expenses for the three-month period ended March 31, 1997 were $190,000, a decrease of 46%, compared to $349,000 for the three-month period ended March 31, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program and the suspension of efforts to manufacture and market a water filtration and purification product for the home use market.

        Research and development expenses for the three month period ended March 31, 1997 were $237,000, an increase of 11% compared to $214,000 for the three month period ended March

31, 1996. The costs incurred in the first quarter of 1997 were associated with final research and development of the new home use product which was sold in April 1997.

        General and administrative expenses for the three-month period ended March 31, 1997 were $326,000, an increase of 28% compared to $254,000 for the three-month period ended March 31, 1996. The increase in costs was the result of severance costs associated with the reduction in personnel implemented as a result of the Company's cost containment program.

        Other income for the three-month period ended March 31, 1997 was $10,000 compared to $55,000 for the three-month period ended March 31, 1996 as a result of lower cash balances available to invest in 1997.


Liquidity and Capital Resources

        Cash and cash equivalents and short term investments decreased by 40% from $1,921,000 at December 31, 1996 to $914,000 at March 31, 1997 primarily due to operating losses, additional accounts receivable of $257,000 and a decrease in payables and accruals of $189,000, partially offset by a net reduction of inventory of $117,000.

        Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $10,461,000 as of March 31, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on its current portable water filtration and purification products. In April 1997, the Company sold the assets associated with its proposed home use product and realized net proceeds of approximately $210,000, after deducting direct selling expenses.

        Although the Company believes that the cost containment program will enable it to remain in operation at least through 1997 as a result of streamlining its operations and reducing its costs, there can be no assurance the Company's losses will not continue or that the Company will be able to generate sufficient revenue from sales of the Guardian, the ViralGuard(R), the Guardian+Plus(R), the WalkAbout and their accessories to cover expenses. Unless the performance of the Company improves substantially, no assurance can be given that the Company will achieve positive cash flow. The Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations through 1997. If the Company does not achieve positive cash flow during that period, or if the Company incurs unexpected substantial expenses prior thereto, the Company would be required to raise additional capital. There can be no assurance that additional capital will be pursued or available on terms acceptable to the Company when and if needed.

PART II OTHER INFORMATION

Items 1-2         None

Item 3            None

Item 4            None

Item 5.           Other Information

        The Company and Messrs. Reynolds, Thomas and Cogdill, members of the Company's senior management ("Management"), have reached an agreement pursuant to which the Management have agreed to remain with the Company through January 31, 1998 in exchange for certain performance bonuses and a right of first refusal to purchase the Company's portable water filtration and purification business (the "Outdoor Business") in the event certain performance targets are met and the Company elects to sell such business within a specified period after December 31, 1997. The Company has not determined to sell the Outdoor Business and will have no obligation to sell the Outdoor Business to Management or to a third party at any time.

        Specifically, the agreement provides that Management, as a group, under certain circumstances, shall be entitled to receive a Performance Bonus equal to 50% of the amount by which cash and cash equivalents as set forth on the Company's audited balance sheet as of December 31, 1997, subject to certain adjustments ("Year End Cash") exceeds $1,000,000. In addition, in the event Year End Cash exceeds a specified target (which is lower than $1,000,000), Management shall have a right of first refusal in the event the Company elects to sell the Outdoor Business to a third party. If such right is not exercised, Management, as a group, shall be entitled to receive a Value Enhancement Bonus equal to 30% of the excess of the third party purchase price over the Management Price (as defined below) less the amount of the Performance Bonus, if any. In the event the Company elects to sell the Outdoor Business to Management, Management shall have the right to purchase the Outdoor Business for a specified price (the "Management Price") and the assumption of the Outdoor Business liabilities. The Management Price shall be subject to certain adjustments, and shall be reduced by the amount by which Year End Cash exceeds the target amount. If Year End Cash equals or exceeds $1,000,000, the Management Price shall be a nominal amount.

        The Company believes that the agreement provides an incentive to Management to maximize cash flow from the Outdoor Business and to conserve the Company's cash resources. While the Company assesses the effects of its cost containment program and the profitability of its Outdoor Business, the Company may also assess various strategic alternatives which may include a stock or asset acquisition, or a merger, consolidation or similar transaction. Although the Company intends to investigate these alternatives, no assurance can be given that any transaction will be consummated.


Item 6      Exhibits and Reports on Form 8-K

   (A) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

   (B)      Exhibits

            (10)  Material Contracts

                  (r) Letter Agreement dated April 17, 1997 by and between SweetWater, Inc. and American Standard Inc.

                  (s) Agreement dated as of May 9, 1997 by and among SweetWater, Inc. and Eric M. Reynolds, Patrick Thomas and Jerry Cogdill

            (27)  Financial Data Schedule




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SweetWater, Inc.
                                (Registrant)



Dated:  May 15, 1997                         By:/s/ Patrick E. Thomas
                                                ---------------------
                                             Patrick E. Thomas
                                             Vice President of Finance and
                                             Administration, Chief Financial
                                             Officer (principal financial
                                             officer and chief accounting
                                             officer)

                                  EXHIBIT INDEX

Exhibit
Number           Exhibit Description                       Page(s) of this Form
------           -------------------                       --------------------
(10)             Material Contracts

                   (r)Letter Agreement dated April 17, 1997 by
                      and between SweetWater, Inc. and
                      American Standard Inc.

                   (s)Agreement dated as of May 9, 1997 by
                      and among SweetWater, Inc. and Eric M.
                      Reynolds, Patrick Thomas and Jerry
                      Cogdill

(27)             Financial Data Schedule