Form 10-Q
period 1997-06-30
SWEETWATER INC
filed 1997-08-11
CIK 914271

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                     to

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

                   Yes X                          No

        As of June 30, 1997, 3,094,040 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                SweetWater, Inc.

                                Table of Contents


Part I.        Financial Information                                                      Page
        Item 1.       Financial Statements                                                ----
                      Balance Sheets-
                      June 30, 1997 and December 31, 1996                                    2

                      Statements of Operations-                                              4
                      Three months ended June 30, 1997 and 1996

                      Statements of Cash Flows                                               5
                      Six months ended June 30, 1997 and 1996

                      Notes to Financial Statements                                          6

        Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                              9

Part II.              Other Information                                                     12

                                SWEETWATER, INC.

                                 BALANCE SHEETS


                                                June 30,
                                                  1997         December 31,
                                               (Unaudited)        1996
                                               -----------     -----------
                                     ASSETS

Current Assets:

  Cash and cash equivalents                    $   886,301     $ 1,479,937
  Short-term investments                                --         440,659
  Accounts receivable - net                        331,205         132,446
  Inventory                                        741,399         690,231
  Prepaids and other current assets                 53,957          51,288
                                               -----------     -----------
        Total current assets                     2,012,862       2,794,561
                                               -----------     -----------
Fixed Assets, at cost                              462,860         475,000
  Less: Accumulated depreciation                  (110,749)             --
                                               -----------     -----------
           Fixed assets, net                       352,111         475,000
                                               -----------     -----------
Other Assets:

  Deposits and other                                 2,075          39,921
                                               -----------     -----------
TOTAL ASSETS                                   $ 2,367,048     $ 3,309,482
                                               ===========     ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                SWEETWATER, INC.

                                 BALANCE SHEETS


                                                                    June 30,
                                                                      1997         December 31,
                                                                   (Unaudited)         1996
                                                                  ------------     ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Trade accounts payable and other accrued liabilities            $    311,711     $    493,356
  Accrued salaries and employee benefits                                50,677           92,982
  Accrued warranty and other                                            33,015           30,630
                                                                  ------------     ------------
           Total current liabilities                                   395,403          616,968
                                                                  ------------     ------------
STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value; 8,000,000 shares
     authorized; 3,094,040 and 3,067,382 shares issued and
     outstanding at June 30, 1997 and December 31, 1996, after
     deducting 99,948 and 126,606 shares held in treasury,
     respectively                                                        3,094            3,068
  Deferred Compensation                                                     --          (12,366)
  Additional paid-in capital                                        12,427,501       12,425,783
  Accumulated deficit                                              (10,458,950)      (9,723,971)
                                                                  ------------     ------------
        Total stockholders' equity                                $  1,971,645        2,692,514
                                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  2,367,048     $  3,309,482
                                                                  ============     ============


      The accompanying notes to financial statements are an integral part of these balance sheets

                                SWEETWATER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  For the Three Months Ended       For the Six Months Ended
                                           June 30,                         June 30,
                                  ---------------------------     ---------------------------
                                     1997            1996            1997            1996
                                  -----------     -----------     -----------     -----------
SALES                             $   611,979     $   546,718     $ 1,102,077     $ 1,021,237

COST OF GOODS SOLD                    338,962         385,294         823,640         692,758
                                  -----------     -----------     -----------     -----------
GROSS MARGIN                          273,017         161,424         278,437         328,479
                                  -----------     -----------     -----------     -----------
OPERATING EXPENSES:
   Sales and Marketing                161,965         437,283         352,230         786,397
   Research and Development                --         298,353         236,673         512,056
   General Administrative             314,608         282,135         640,641         536,195
                                  -----------     -----------     -----------     -----------
      Total operating expenses        476,573       1,017,771       1,229,544       1,834,648
                                  -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                 (203,556)       (856,347)       (951,107)     (1,506,169)

OTHER INCOME, NET                     205,281          40,191         216,128          95,147
                                  -----------     -----------     -----------     -----------
NET INCOME (LOSS)                       1,725        (816,156)       (734,979)     (1,411,022)
                                  ===========     ===========     ===========     ===========
INCOME (LOSS) PER
COMMON SHARE                      $      0.00     $     (0.27)    $     (0.24)    $     (0.46)
                                  ===========     ===========     ===========     ===========
WEIGHTED AVERAGE
SHARES OUTSTANDING                  3,090,059       3,067,621       3,083,625       3,066,075
                                  ===========     ===========     ===========     ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                SWEETWATER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                               ---------------------------
                                                                                   1997            1996
                                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                       $  (734,979)    $(1,411,022)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    116,675         202,384
  Amortization of deferred compensation                                                 --           8,244
  Amortization of trademarks and patents                                                --           2,711

Changes in assets and liabilities:
  (Increase) in net accounts receivable                                           (198,759)       (258,291)
  (Increase) in inventory                                                          (51,168)       (251,727)
  (Increase) in prepaids and other current assets                                   (2,669)         (8,862)
  Decrease (increase) in deposits and other assets                                  37,846        (156,826)
  (Decrease) in accounts payable and other accrued liabilities                    (181,645)         (5,886)
  (Decrease) increase in accrued salaries and other current liabilities            (39,920)        221,161
                                                                               -----------     -----------
Net cash used in operating activities                                           (1,054,619)     (1,658,114)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                                   (20,360)       (302,482)
  Purchases of short-term investments                                                           (4,866,689)
  Proceeds from the sale of fixed assets, net of gain recognized                    26,576
  Proceeds from the sales of short term investments                                440,659       6,737,620
                                                                               -----------     -----------
Net cash provided by investing activities                                          446,875       1,568,449

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital Contributions                                                             14,108           2,439
  Payments on notes payable                                                             --         (52,296)
                                                                               -----------     -----------
Net cash provided by (used in) financing activities                                 14,108         (49,857)
                                                                               -----------     -----------
Net decrease in Cash and Cash Equivalents                                         (593,636)       (139,522)

CASH AND CASH EQUIVALENTS, beginning of period                                   1,479,937         511,331
                                                                               -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                       $   886,301     $   371,809
                                                                               ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
CASH PAID FOR INTEREST                                                         $     3,536     $    16,430
                                                                               ===========     ===========

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited balance sheets, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SweetWater, Inc. (the "Company") as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996.

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

      Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $10.5 million as of June 30, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company suspended its efforts to manufacture and market this product, sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000. The Company has no amounts capitalized related to this product.

      The Company has also reduced its personnel, eliminated all research and development efforts and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on the manufacture and sale of its current portable water filtration and purification products. Although the Company has adopted a plan that it believes will allow it to remain in operation

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


      through at least 1997, as a result of streamlining its operations and reducing its costs, there can be no assurance the Company's losses will not continue or that the Company will be able to manufacture and sell its products successfully or achieve profitability. In addition, as a new business in an emerging industry with a limited number of products, the Company may encounter unforeseen difficulties, some of which may be beyond the Company's ability to control.

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

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


3.    INVENTORY

      Inventory includes costs of materials, direct labor and manufacturing overhead. Inventory is priced at the lower of cost (using the first-in, first-out method of valuation) or market.
      Inventory consists of the following components:


                                  June 30,
                                    1997      December 31,
                                (Unaudited)       1996
                                 ---------     ---------
                Raw materials    $ 705,603     $ 669,736
               Finished Goods      241,796       225,495
                                 ---------     ---------
                                   947,399       895,231
Less-Reserve for Obsolescence     (206,000)     (205,000)
                                 ---------     ---------
                                 $ 741,399     $ 690,231
                                 =========     =========

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

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


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

6.    COMMITMENTS AND CONTINGENCIES

      In May 1997, the Company reached an agreement to terminate its existing lease agreements representing approximately $450,000 in minimum future lease obligations effective August 31, 1997 in consideration of the Company's payment of a termination fee of $8,255 and its forfeiture of a security deposit of $26,250. In August 1997, the Company entered into a new lease which commences October 1997 and will continue for a three year period unless cancelled by the Company between June 1, 1998 and July 15, 1998. Minimum future lease obligations under the new lease are $6,011 per month for the period from October 1, 1997 through June 1, 1998. If the Company elects to continue the lease after June 1, 1998, minimum future lease obligations shall be $6,011 per month through September 30, 1998; $6,191 per month from October 1, 1998 through September 30, 1999; and $6,377 per month from October 1, 1999 through September 30, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of producing and marketing the Company's products; the retail prices at which such products may be sold; seasonal selling trends; and the Company's anticipated market share. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to technological change, increased competition, additional government regulation or intervention in the water purification and filtration industries, and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.


Results of Operations for the three months ended June 30, 1997 and 1996


      During the three-month period ended June 30, 1997, the Company had sales of $612,000, an increase of 12%, compared to sales in the three-month period ended June 30, 1996 of $547,000. This is due to increased sales of the Guardian+Plus(TM) and replacement cartridges, offset by lower sales of the Guardian. The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's products in the warmer months of the year. Historically, the Company's sales tend to be highest in the second and third quarters of each year.

      The gross profit margin of $273,000 or 45% of sales for the three-month period ended June 30, 1997 was higher than the prior year gross margin of $161,000 or 30% of sales, primarily due to the sales mix changing to sales of higher margin Guardian+Plus(TM) units and replacement cartridges, higher overhead absorption on higher production levels, and lower production spending. Lower production spending resulted from the cost containment program initiated in the prior quarter, reduced depreciation expense on manufacturing equipment and tooling assets, plus allocation of excess capacity manufacturing facilities to general and administrative expense. In anticipation of the Company's move to smaller facilities in the third quarter of 1997, second quarter production levels were higher which positively impacted overhead absorption and consequently improved gross profit margin. The Company expects lower production levels in the third quarter as a result of the move, which it expects will negatively impact overhead absorption and gross margins for the quarter.

      Sales and marketing expenses for the three-month period ended June 30, 1997 were $162,000, a decrease of 63% compared to $437,000 for the three-month period ended June 30, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program, the suspension of efforts to manufacture and market a water filtration and purification product for the home use market, and reduced advertising and sales aids expenses.

      There were no research and development expenses for the three-month period ended June 30, 1997 compared to $298,000 for the three-month period ended June 30, 1996. Research and development in the home drinking water treatment market was discontinued at March 31, 1997.

      General and administrative expenses for the three-month period ended June 30, 1997 were $315,000, an increase of 12% compared to $282,000 for the three-month period ended June 30, 1996. Lower staffing costs were offset by costs associated with terminating contingent lease obligations and the allocation of excess manufacturing facilities space to general and administrative expense.

      Other income for the three month period ended June 30, 1997 was $205,000 compared to $40,000 for the three month period ended June 30, 1996 as a result of the sale of assets associated with its home use product.

Results of Operations for the six months ended June 30, 1997 and 1996

      During the six-month period ended June 30, 1997, the Company had sales of $1,102,000, an increase of 8%, compared to sales in the six-month period ended June 30, 1996 of $1,021,000. This is due to increased sales of the Guardian+Plus(TM), WalkAbout(TM), and replacement cartridges, offset by lower sales of the Guardian.

      The gross margin of $278,000 or 25% of sales for the six month period ended June 30, 1997 was lower than the prior year gross margin of $328,000 or 32% of sales, primarily due to the sales mix changing to sales of lower margin WalkAbout units, a lower effective sales price for the WalkAbout, partially offset by lower production spending.

      Sales and marketing expenses for the six-month period ended June 30, 1997 were $352,000, a decrease of 55%, compared to $786,000 for the six-month period ended June 30, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program, the suspension of efforts to manufacture and market a water filtration and purification product for the home use market, and reduced advertising and sales aids expenses.

      Research and development expenses for the six-month period ended June 30, 1997 were $237,000, a decrease of 54% compared to $512,000 for the six-month period ended June 30, 1996. This decrease was due to the Company's suspension of efforts to manufacture and market a water filtration and purification product for the home use market.

      General and administrative expenses for the six-month period ended June 30, 1997 were $641,000, an increase of 19% compared to $536,000 for the six-month period ended June 30, 1996. Lower staffing costs were offset by severance costs associated with the reduction in personnel, the costs associated with terminating contingent lease obligations, and the allocation of excess manufacturing facilities space to general and administrative expense.

      Other income for the six month period ended June 30, 1997 was $216,000 compared to $95,000 for the six month period ended June 30, 1996 as a result of the sale of assets associated with its home use product.

Liquidity and Capital Resources

      Cash, cash equivalents, and short term investments decreased by 40% from $1,480,000 at December 31, 1996 to $886,000 at June 30, 1997 primarily due to operating losses, additional accounts receivable of $199,000, and a decrease in payables and accruals of $182,000.

      Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $10.5 million as of June 30, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on its current portable water filtration and purification products. In April 1997, the Company sold the plans, designs and technology associated with the home use product and realized net proceeds of approximately $210,000. In May 1997, the Company reached an agreement to terminate its existing lease on its manufacturing facilities effective August 31, 1997 in consideration of the Company's payment of a termination fee of $8,255 and its forfeiture of a security deposit of $26,250. In August 1997, the Company entered into a new lease for an 11,500 square foot manufacturing facility commencing October 1997.

      Although the Company believes that the cost containment program will enable it to remain in operation at least through 1997 as a result of streamlining its operations and reducing its costs, there can be no assurance the Company's losses will not continue or that the Company will be able to generate sufficient revenue from sales of the Guardian, the ViralGuard, the Guardian+Plus(TM), the WalkAbout and their accessories to cover expenses. The Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations at least through 1997. However, if the Company incurs unexpected substantial expenses prior thereto, the Company would be required to raise additional capital and there can be no assurance that additional capital will be pursued or available on terms acceptable to the Company when and if needed. Unless the performance of the Company improves substantially, no assurance can be given that the Company will be able to achieve profitability. The Company is assessing the effects of its cost containment program, the profitability of its current business and various strategic alternatives which may include a stock or asset acquisition, or a merger, consolidation or similar transaction. Although the Company is investigating these strategic alternatives, no assurance can be given that any transaction will be consummated.

PART II OTHER INFORMATION

Items 1-2      None

Item 3         None

Item 4         Submission of Matters to a Vote of Security Holders


      The Annual Meeting of the Stockholders of the Company was held on May 14, 1997 pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of the stockholders or until their successors are elected and qualify:


                                               For           Vote Withheld
A. Clinton Allen                               2,259,896          1,300
Thomas A. Barron                               2,260,396            800
Blair W. Effron                                2,259,896          1,300
Peter W. Gilson                                2,260,396            800
Randall A. Hack                                2,259,896          1,300
Keith R. Lively                                2,260,396            800
Eric M. Reynolds                               2,260,396            800
Ralph Z. Sorenson                              2,260,396            800


      The proposal to ratify the selection by the Company's Board of Directors of Arthur Andersen LLP as independent auditors for the Company for the 1997 calendar year was passed with 2,261,196 votes in favor, no votes against, no abstentions and no broker non-votes.

Item 5       None

Item 6       Exhibits and Reports on Form 8-K

   (A) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

   (B)       Exhibits

         (10)         Material Contracts

             (t) Termination of Lease Agreement dated May 29, 1997 by and between SweetWater, Inc. and Pratt Land Company, LLC.

             (u) Lease agreement dated August 1, 1997 by and between SweetWater, Inc. and Edwin Kanemoto, Dale Kanemoto and Karen K. Wood.

         (27)         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SweetWater, Inc.
                                      (Registrant)



Dated:  August 8, 1997                By: /s/ Patrick E. Thomas
                                         ---------------------------------------
                                         Patrick E. Thomas
                                         Vice President of Finance and
                                         Administration, Chief Financial Officer
                                         (principal financial officer and
                                         chief accounting officer)

                                  EXHIBIT INDEX


     Exhibit        Exhibit Description                                                Page(s) of this Form
     -------        -------------------                                                --------------------
      Number
      ------
       (10)         Material Contracts

                    (t) Termination of Lease Agreement dated May 29, 1997 by and between SweetWater, Inc. and Pratt Land Company,
                          LLC.

                    (u) Lease agreement dated August 1, 1997 by and between SweetWater, Inc. and Edwin Kanemoto, Dale Kanemoto and Karen K. Wood.
       (27)         Financial Data Schedule