Form 10-Q
period 1997-09-30
SWEETWATER INC
filed 1997-11-12
CIK 914271

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                        OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _____________________

      Commission file number                        0-25942
                            --------------------------------------------------

                                SWEETWATER, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              84-1167603
-------------------------------                               ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1140 Boston Avenue, Unit A, Longmont, CO                           80501
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (303) 678-0447
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes |X|                                       No |_|

      As of September 30, 1997, 3,099,045 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                SweetWater, Inc.

                                Table of Contents


Part I.     Financial Information                                           Page
                                                                            ----
      Item 1.     Financial Statements

                  Balance Sheets-                                            2
                  September 30, 1997 and December 31, 1996

                  Statements of Operations-                                  4
                  Three and nine months ended September 30, 1997 and 1996

                  Statements of Cash Flows-                                  5
                  Nine months ended September 30, 1997 and 1996

                  Notes to Financial Statements                              6

      Item 2.     Management's Discussion and Analysis of Financial         10
                  Condition and Results of Operations

Part II.          Other Information                                         15

                                SWEETWATER, INC.

                                 BALANCE SHEETS

                                                 September 30,
                                                      1997          December 31,
                                                  (Unaudited)          1996
                                                  ----------        ----------

                                     ASSETS
Current Assets:

  Cash and cash equivalents                       $  923,627        $1,479,937
  Short-term investments                                  --           440,659
  Accounts receivable - net                               --           132,446
  Inventory - net                                         --           690,231
  Prepaids and other current assets                       --            51,288
  Assets held for Sale                               821,981                --
                                                  ----------        ----------

      Total current assets                         1,745,608         2,794,561
                                                  ----------        ----------

Fixed Assets, at cost                                     --           475,000
  Less: Accumulated depreciation                          --                --
                                                  ----------        ----------

           Fixed assets, net                              --           475,000
                                                  ----------        ----------
Other Assets:

  Other Assets held for sale                         300,436                --
  Deposits and other                                      --            39,921
                                                  ----------        ----------

TOTAL ASSETS                                      $2,046,044        $3,309,482
                                                  ==========        ==========

The accompanying notes to financial statements are an integral part of these balance sheets

                                  SWEETWATER, INC.

                                    BALANCE SHEETS

                                                                    September 30,
                                                                        1997          December 31,
                                                                    (Unaudited)           1996
                                                                    ------------      ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Trade accounts payable and other accrued liabilities              $    180,315      $    493,356
  Accrued salaries and employee benefits                                  38,804            92,982
  Accrued warranty and other                                                  --            30,630
  Accrued loss for disposal of discontinued operations                   273,393                --
  Liabilities held for sale                                               72,031                --
                                                                    ------------      ------------

           Total current liabilities                                     564,543           616,968
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value; 8,000,000 shares
    authorized; 3,099,045 and 3,067,382 shares issued and
    outstanding at September 30, 1997 and December 31, 1996,
    after deducting 94,943 and 126,606 shares held in treasury,
    respectively                                                           3,099             3,068
  Deferred Compensation                                                       --           (12,366)
  Additional paid-in capital                                          12,431,079        12,425,783
  Accumulated deficit                                                (10,952,677)       (9,723,971)
                                                                    ------------      ------------

      Total stockholders' equity                                       1,481,501         2,692,514
                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,046,044      $  3,309,482
                                                                    ============      ============

The accompanying notes to financial statements are an integral part of these balance sheets

                                SWEETWATER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the Three Months Ended      For the Nine Months Ended
                                                September 30,                   September 30,
                                         --------------------------      -------------------------

                                            1997            1996            1997            1996
                                         ----------      ----------      ----------      ----------
SALES                                            --              --              --              --

COST OF GOODS SOLD                               --              --              --              --
                                         ----------      ----------      ----------      ----------

GROSS MARGIN                                     --              --              --              --
                                         ----------      ----------      ----------      ----------

OPERATING EXPENSES
 Sales and Marketing                             --          94,166          55,910         177,813
 Research and Development                        --         190,962         236,673         581,533
 General and Administrative                  77,308          72,831         221,507         213,387
                                         ----------      ----------      ----------      ----------

INCOME (LOSS) FROM
OPERATIONS                                  (77,308)       (357,959)       (514,090)       (972,733)

OTHER INCOME, NET                            11,348          14,631         227,476         109,778
                                         ----------      ----------      ----------      ----------

NET INCOME (LOSS) FROM                      (65,960)       (343,328)       (286,614)       (862,955)
CONTINUING OPERATIONS

(LOSS) FROM DISCONTINUED
OPERATIONS                                 (154,374)       (300,800)       (668,699)     (1,192,195)

(LOSS) FROM DISPOSAL OF
DISCONTINUED OPERATIONS,
including provision of $170,393 for
operating losses during period prior
to completion of sale                      (273,393)             --        (273,393)             --
                                         ----------      ----------      ----------      ----------

NET INCOME (LOSS)                          (493,727)       (644,128)     (1,228,706)     (2,055,150)
                                         ==========      ==========      ==========      ==========

INCOME (LOSS) PER COMMON
SHARE                                    ($    0.16)     ($    0.21)     ($    0.40)     ($    0.67)
                                         ==========      ==========      ==========      ==========

INCOME (LOSS) FROM
CONTINUING OPERATIONS
PER COMMON SHARE                         ($    0.02)     ($    0.11)     ($    0.09)     ($    0.28)
                                         ==========      ==========      ==========      ==========

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                               3,095,708       3,067,009       3,087,653       3,065,940
                                         ==========      ==========      ==========      ==========

The accompanying notes to financial statements are an integral part of these financial statements

                                SWEETWATER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                    1997             1996
                                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $(1,228,706)     $(2,055,150)

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     174,784          327,375
  Amortization of deferred compensation                                                  --           12,366
  Accrued loss for disposal of discontinued operations                              273,393               --
Changes in assets and liabilities:
  Decrease (Increase) in net accounts receivable                                    132,446         (289,822)
  Decrease in inventory                                                             690,231          143,020
  Decrease in prepaids and other current assets                                      51,288           18,888
  Decrease (Increase) in deposits and other assets                                   39,921           (9,992)
  (Increase) in deferred offering costs                                                  --         (153,373)
  (Decrease) in accounts payable and other accrued liabilities                     (313,041)         (40,323)
  (Decrease) in accrued salaries and other current liabilities                      (84,808)         (10,138)
  (Increase) in assets held for sale, net fixed assets                             (828,417)              --
   Increase in liabilities held for sale                                             72,031               --
                                                                                -----------      -----------
Net cash used in operating activities                                            (1,020,878)      (2,057,149)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                                    (20,360)        (354,607)
  Purchases of short-term investments                                                    --       (5,605,640)
  Proceeds form the sale of fixed assets, net of gain recognized                     26,576               --
  Proceeds from the sales of short term investments                                 440,659        8,906,708
Net cash provided by investing activities                                           446,875        2,946,461

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital Contributions                                                              17,693            9,297
  Payments on notes payable                                                              --          (79,514)
                                                                                -----------      -----------
Net cash provided by (used in) financing activities                                  17,693          (70,217)
                                                                                -----------      -----------

Net increase in Cash and Cash Equivalents                                          (556,310)         819,095
CASH AND CASH EQUIVALENTS, beginning of period                                    1,479,937          511,331
                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                        $   923,627      $ 1,330,426
                                                                                ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
CASH PAID FOR INTEREST                                                          $     3,536      $    23,592
                                                                                ===========      ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited balance sheet, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SweetWater, Inc. (the "Company") as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. In addition, the balance sheet as of September 30, 1997 and the statements of operations for the three and nine months ended September 30, 1997 and 1996 have been restated under Accounting Principles Board Opinion No. 30, discontinued operations treatment, as a result of the execution of an Asset Purchase Agreement on October 21, 1997. See Note 2.

     The unaudited financial statements presented herein have been prepared in accordance with Securities and Exchange Commission regulations and do not include all the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

     Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $11 million as of September 30, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company suspended its efforts to manufacture and market this product, sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000. The Company had no amounts capitalized related to this product.

     During 1997, the Company reduced its personnel, discontinued its research and development efforts and initiated a cost containment program designed to reduce general and

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

     administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on the manufacture and sale of its current portable water filtration and purification products. Although the Company has adopted a plan that allowed it to remain in operation through 1997, as a result of streamlining its operations and reducing its costs, the Company cannot be assured that its losses will not continue or that the Company will be able to manufacture and sell its products successfully or achieve profitability. Unless the performance of the Company improves substantially, the Company cannot be assured that it will achieve positive cash flow. Accordingly, on October 21, 1997, the Company and Cascade Design, Inc., a Washington corporation ("Cascade"), executed an Asset Purchase Agreement pursuant to which substantially all the business operations and assets of the Company related to the manufacturing and distribution of portable water filtration and purification products for outdoor use, will be sold to Cascade (the "Sale Transaction"), subject to the approval of the shareholders of the Company. If the Sale Transaction is not consummated, the Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations through 1998. If the Company does not achieve positive cash flow during that period, or if the Company incurs unexpected substantial expenses prior thereto, the Company would be required to raise additional capital. The Company cannot be assured that additional capital will be pursued or available on terms acceptable to the Company when and if needed. In addition, as a new business in an emerging industry with a limited number of products, the Company may encounter unforeseen difficulties, some of which may be beyond the Company's ability to control.

     As an incentive to maximize cash flow from the outdoor business, to conserve the Company's cash resources and to retain senior management, in May 1997, the Company and Eric M. Reynolds (President, Chief Executive Officer and a director of the Company), Patrick E. Thomas (Vice President and Chief Financial Officer of the Company), and Jerry L. Cogdill (Chief of Operations for the Company) (collectively, "Management"), entered into an agreement (the "Management Agreement") pursuant to which the Management agreed to remain with the Company through January 31, 1998 in exchange for certain performance bonuses and a right of first refusal to purchase the Outdoor Business in the event certain performance targets are met and the Company elects to sell such business within a specified period after December 31, 1997. Specifically, pursuant to the Management Agreement, Management will receive a bonus equal to 30% of the excess of the price paid by Cascade over the "Management Price", as defined in the Management Agreement. The amount of the bonus will be calculated within five days of the closing date of the Sale Transaction and is estimated to be approximately $500,000. As the determination to sell the outdoor business was made prior to December 31, 1997, the right of first refusal is not available to Management under the terms of the Management Agreement.

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

3.   SALE OF ASSETS

     On October 21, 1997, the Company and Cascade entered into an Asset Purchase Agreement (the "Sale Agreement") pursuant to which, subject to the approval of its shareholders, substantially all of the assets related to the manufacture and distribution of the Company's portable water filtration and purification products will be sold to Cascade for a cash payment equal to the Closing Asset Value plus $300,000, and the assumption of certain liabilities. A detailed description of the calculation of Closing Asset Value, the assets to be transferred to and the liabilities to be assumed by Cascade and the assets and liabilities to be retained by the Company is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - General." Reference is also made to the Unaudited Pro Forma Financial Information attached hereto as Exhibit 99 for additional information relating to the Sale Transaction.

     If the Sale Transaction is approved by the shareholders of the Company, under the terms of the Sale Agreement, the closing of the sale should occur within five business days after the shareholders meeting at which the Sale Transaction is approved. The Company intends to call a special meeting of shareholders to approve the Sale Transaction as soon as possible.

     A loss from disposal of discontinued operations of $273,000 was recorded as a result of the execution of the Sale Agreement primarily as a result of a $170,000 projected fourth quarter loss on discontinued operations and $665,000 accrued severance and management value appreciation bonus partially offset by a $372,000 gain on sale of assets and a $190,000 reversal of inventory obsolescence and bad debt reserves as part of the planned Sale Transaction.

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

5.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. Net loss per common share from discontinued operations was $0.05 and $0.10 for the three month period ending

                                SweetWater, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

     September 30, 1997 and 1996, respectively, and $0.22 and $0.39 for the nine month periods ending September 30, 1997 and 1996, respectively.

     In addition, loss from disposal of discontinued operations was $0.09 and $0.09 per common share for the three and nine month periods ending September 30, 1997, respectively.

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

7.   COMMITMENTS AND CONTINGENCIES

     In August 1997, the Company entered into a new lease which commences October 1997 and will continue for a three year period unless cancelled by the Company between June 1, 1998 and July 15, 1998. Minimum future lease obligations under the new lease are $6,011 per month for the period from October 1, 1997 through June 1, 1998. If the Company elects to continue the lease after June 1, 1998, minimum future lease obligations shall be $6,011 per month through September 30, 1998; $6,191 per month from October 1, 1998 through September 30, 1999; and $6,377 per month from October 1, 1999 through September 30, 2000. If the Sale Transaction is consummated, the lease will be assigned to, and assumed by, Cascade.

     If the Sale is consummated, the Company will retain all liabilities related to its operations prior to the closing, with the exception of product warranty liabilities which will be assumed by Cascade. The liabilities to be retained by the Company include, among others, product liabilities and any environmental liabilities arising out of the Company's operations prior to the Sale or its prior leases of facilities. The Company has product and general liability insurance on an occurrence basis which it believes provides up to $11 million in coverage.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the demand for and cost of producing and marketing the Company's products; the retail prices at which such products may be sold; seasonal selling trends; and the Company's anticipated market share. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to technological change, increased competition, additional government regulation or intervention in the water purification and filtration industries, and other factors not yet known or anticipated. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements including herein.

General

      On October 21, 1997, the Company and Cascade Designs, Inc. ("Cascade") entered into an Asset Purchase Agreement (the "Sale Agreement") pursuant to which, subject to the approval of its shareholders, substantially all of the assets related to the manufacture and distribution of the Company's portable water filtration and purification products (the "Outdoor Business"), other than Excluded Assets, will be sold to Cascade for a cash payment equal to the Closing Asset Value plus $300,000 (the "Purchase Price"), and the assumption of the Assumed Liabilities.

      The Closing Asset Value shall be an amount equal to the sum of: (i) $294,000, which is the determined value of all equipment included in the Acquired Assets, plus (ii) an amount (not to exceed $20,000) equal to the actual cost incurred by the Company in the purchase and installation of any fixed assets installed in the Facility by the Company after the date of the Sale Agreement plus (iii) an amount equal to the Inventory Value, plus (iv) an amount equal to the sum of all accounts receivable attributable to payors with billing addresses in the United States and Canada, as determined by the Company's accounts receivable aging report as of the close of business on the day preceding the Closing Date, discounted to the extent of 0.3%, plus (v) an amount equal to the sum of certain security deposits, prepaid items and discretionary expenditures. The Inventory Value is to be determined by multiplying the actual inventory by the respective values for such inventory as set forth in the Company's 1997 standard cost inventory valuation report previously delivered by the Company to Cascade.

      The assets to be transferred to Cascade include (i) the Company's leasehold interests in the real property and facilities located at 1140 Boston Avenue, Unit A, Longmont, Colorado 80501 (the "Facility"), together with all of the furniture, fixtures and equipment and located in the Facility; (ii) all tangible personal property including, but not limited to, all machinery, equipment, raw materials, work in progress, inventories, tools, and the office operating and other supplies, such as desk sets, furniture and computers, currently utilized by the Company's twelve employees; (iii) all of the Company's common law and statutory rights in, and the goodwill associated with, the name "SweetWater" and its additional intellectual property; (iv) all trade accounts receivable of the Outdoor Business attributable to payors with billing addresses in the United States and Canada; (v) all of the Company's rights and claims under the contracts relating to the Outdoor Business; (vi) all books, records and files of the Company relating to the Outdoor Business;
(vii) to the extent transferable, all licenses, authorizations and permits issued by any governmental or regulatory agency relating exclusively to the Outdoor Business, and all applications therefor pending or filed; (viii) EPA Registration No. 67373-1 and data compensation rights granted the Company under the Federal Insecticide, Fungicide and Rodenticide Act; (ix) to the extent transferable, all software licenses and authorizations; and (x) all other assets owned by the Company and used exclusively in the Outdoor Business in the ordinary course of business as currently conducted. Excluded Assets consist of
(i) all cash, marketable securities, insurance policies, certain deposits and prepaid assets and expenses of the Company; (ii) all rights and claims of the Company with respect to the Excluded Assets or the Excluded Liabilities; (iii) any and all minute books, stock transfer records, corporate seals, Tax Returns, and any books or records relating to Tax Returns; (iv) all rights of the Company under the Sale Agreement and the agreements and instruments delivered to Seller by Cascade pursuant to the Sale Agreement; (v) all finished goods relating to products not included in the Company's price list on October 21, 1997, all components of goods and all raw materials not used in products included in the Company's price list on October 21, 1997; and (vi) certain computer equipment, office equipment and supplies and software.

      Assumed Liabilities consist of (i) liabilities and obligations that arise out of the Company's product warranties; and (ii) liabilities and obligations that arise out of or relate to any event occurring after the closing date in connection with the operation of the Outdoor Business, the use or ownership of any of the Acquired Assets or the assumption of the Outdoor Contracts. Excluded Liabilities consist of (i) all accounts payable and liabilities of the Company in respect of indebtedness for borrowed money; (ii) all of the Company's liabilities and obligations in respect of Taxes attributable to taxable years or periods ending prior to the closing date; (iii) all of the Company's liabilities for the payment of accrued employee benefits or for severance benefits arising out of any agreement between the Company and any of its employees or any other person; (iv) liabilities and obligations arising under environmental laws or otherwise related to the environment as a result of the Company's operation of the Outdoor Business prior to the closing date or its prior leases of facilities; (v) all liabilities of the Company under the Sale Agreement; and
(vi) all other liabilities not specifically included within the definition of Assumed Liabilities and arising out of events occurring prior to the closing date.

      Each of the Company and Cascade has agreed to indemnify, defend and hold harmless the other party and its affiliates from and against any and all losses, liabilities, obligations, payments, damages, costs and expenses up to a maximum of $500,000 arising out of or due to, directly or indirectly (i) any inaccuracy in or breach of any of the representations, warranties, covenants, agreements or undertakings of the indemnifying party contained in the Sale Agreement or in any agreement, document or instrument executed and delivered pursuant thereto or in connection therewith; and (ii) any liability either retained or assumed as the case may be, by the indemnifying party.

      The Sale Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing date (i) by written consent of the Company and Cascade, (ii) by Cascade or the Company, if the Closing does not occur on or before March 31, 1998; provided, however, that the Closing has not been delayed as a result of a material breach of the representations, warranties, covenants and agreements by the party seeking termination.

Results of Operations for the Three Months ended September 30, 1997 and 1996 - Continuing Operations

      Net loss from continuing operations decreased by 81% from a loss of $343,000 for the three months ended September 30, 1996 to a loss of $66,000 for the three months ending September 30, 1997 primarily as a result of the suspension of the Company's efforts to develop a home use product and the resulting sale of assets associated with such product in the second quarter of 1997. Sales and marketing expense decreased 100% from $94,000 to $0, research and development expense decreased 100% from $191,000 to $0, and general and administration expense increased 6% from $73,000 to $77,000 in the three months ended September 30, 1996 and 1997, respectively.

Results of Operations for the Three Months ended September 30, 1997 and 1996 - Discontinued Operations

      Loss on discontinued operations decreased 49% from $301,000 to $154,000 for the three months ended September 30, 1996 and 1997, respectively, primarily as a result of the cost containment program implemented in 1997. In addition, a loss on disposal of discontinued operations of $273,000 was recorded in the three months ended September 30, 1997 primarily as a result of a $170,000 projected fourth quarter loss on discontinued operations and $665,000 accrued severance and management value appreciation bonus partially offset by a $372,000 estimated gain on sale of assets and a $190,000 reversal of inventory obsolescence and bad debt reserves as part of the planned Sale Transaction.

      During the three-month period ended September 30, 1997, the Company had sales of $336,000, a decrease of 60%, compared to sales in the three-month period ended September 30, 1996 of $848,000. This is primarily due to decreased sales of the Guardian and Guardian+Plus(TM).

      The gross margin of $31,000 or 9% of sales for the three-month period ended September 30, 1997 was lower than the prior year gross margin of $127,000 or 15% of sales, primarily due to lower sales levels, lower overhead absorption on lower production levels, partially offset by lower production spending.

      Sales and marketing expenses for the three-month period ended September 30, 1997 were $117,000, a decrease of 55%, compared to $259,000 for the three-month period ended September 30, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program and reduced advertising and sales aids expenses.

      There were no research and development expenses in the discontinued operations for either the three-month period ended September 30, 1997 or the three-month period ended September 30, 1996. This was due to the Company's suspension of efforts to design new products for the portable outdoor water filtration market.

      General and administrative expenses for the three-month period ended September 30, 1997 were $69,000, a decrease of 59% as compared to $169,000 for the three-month period ended September 30, 1996. Lower staffing costs in 1997 were partially offset by the costs associated with terminating contingent lease obligations, and the allocation of excess manufacturing facilities space to general and administrative expense.

Results of Operations for the Nine Months ended September 30, 1997 and 1996 - Continuing Operations

      Net loss from continuing operations decreased by $576,000 from a loss of $863,000 for the nine months ended September 30, 1996 to a loss of $287,000 for the nine months ending September 30, 1997 primarily as a result of the suspension of the Company's efforts to develop a home use product and the resulting sale of assets associated with such product in the second quarter of 1997. Sales and marketing expense decreased 69% from $178,000 to $56,000, research and development expense decreased 59% from $582,000 to $237,000, and other income increased 106% from $110,000 to $227,000 in the nine months ended September 30, 1996 and 1997, respectively. General and administrative expense increased 4% from $213,000 to $222,000 in the nine months ended September 30, 1996 and 1997, respectively.

Results of Operations for the Nine Months ended September 30, 1997 and 1996 - Discontinued Operations

      Loss on discontinued operations decreased 44% from $1,192,000 to $669,000 for the nine months ended September 30, 1996 and 1997, respectively, primarily as a result of the cost containment program implemented in 1997. In addition, a loss on disposal of discontinued operations of $273,000 was recorded in the nine months ended September 30, 1997 primarily as a result of a $170,000 projected fourth quarter loss on discontinued operations and $665,000 accrued severance and management value appreciation bonus partially offset by a $372,000 estimated gain on sale of assets and a $190,000 reversal of inventory obsolescence and bad debt reserves as part of the planned Sale Transaction.

      During the nine-month period ended September 30, 1997, the Company had sales of $1,400,000, a decrease of 25%, compared to sales in the nine-month period ended September 30, 1996 of $1,869,000. This is primarily due to decreased sales of the Guardian partially offset by higher sales of the lower-priced WalkAbout. The Company believes that overall sales of portable water filtration products in the outdoor specialty sporting goods market declined during the period as a result of the maturation of the market. The Company believes that any future sales growth for these products will depend on the ability of the Company and other manufacturers to expand the market and to develop larger distribution channels, such as general sporting goods stores and mass merchants. As general sporting goods stores and mass merchants have only recently begun to sell the product category, the Company cannot be assured that the market for such products will expand.

      The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's portable products in the warmer months of the year. Historically, the Company's sales tend to be highest in the second and the third quarters of each year with approximately 68% of its sales occuring during those quarters in 1996.

      The gross margin of $310,000 or 22% of sales for the nine-month period ended September 30, 1997 was lower than the prior year gross margin of $456,000 or 24% of sales, primarily due to the sales mix changing to sales of lower margin WalkAbout units partially offset by lower production spending.

      Sales and marketing expenses for the nine-month period ended September 30, 1997 were $413,000, a decrease of 57%, compared to $962,000 for the nine-month period ended September 30, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program, the suspension of efforts to manufacture and market a water filtration and purification product for the home use market, and reduced advertising and sales aids expenses.

      There were no research and development expenses related to the portable outdoor water filtration market for the nine-month period ended September 30, 1997, a decrease of $121,000 compared to the nine-month period ended
September 30, 1996. This decrease was due to the Company's suspension of efforts to design new products for the portable outdoor water filtration market.

      General and administrative expenses for the nine-month period ended September 30, 1997 were $565,000, no increase as compared to $565,000 for the nine-month period ended September 30, 1996. Lower staffing costs in 1997 were offset by severance costs associated with the reduction in personnel, the costs associated with terminating contingent lease obligations, and the allocation of excess manufacturing facilities space to general and administrative expense.

Liquidity and Capital Resources

      Cash and cash equivalents and short term investments decreased by 38% from $1,921,000 at December 31, 1996 to $924,000 at September 30, 1997 primarily due to funding continued operating losses in 1997.

      Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $11,000,000 as of September 30, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on its current portable water filtration and purification products. In April 1997, the Company sold the plans, designs and technology associated with the home use product and realized net proceeds of approximately $210,000.

      Although the cost containment program enabled the Company to remain in operation through 1997 as a result of streamlining its operations and reducing its costs, the Company cannot be assured that its' losses will not continue or that the Company will be able to generate sufficient revenue from sales of the Guardian, the ViralGuard, the Guardian+Plus(TM), the WalkAbout and their accessories to cover expenses. If the Sale Transaction is not consummated, the Company believes that cash and short term investments will be sufficient to meet working capital requirements and support its existing operations through 1998. However, if the Company incurs unexpected substantial expenses prior thereto, the Company would be required to raise additional capital and the Company cannot be assured that additional capital will be pursued or available on terms acceptable to the Company when and if needed. Unless the performance of the Company improves substantially, the Company cannot be assured that it will be able to achieve profitability. The Company is assessing the effects of its cost containment program, the profitability of its current business and various strategic alternatives which may include a stock or asset acquisition, or a merger, consolidation or similar transaction. Although the Company is investigating these strategic alternatives, the Company cannot be assured that any transaction will be consummated.

PART II OTHER INFORMATION

Items 1-2  None

Item 3     None

Item 4     None

Item 5     None

Item 6     Exhibits and Reports on Form 8-K

   (A) Reports on Form 8-K - There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

   (B)     Exhibits

        (10)      Material Contracts

            (v) Asset Purchase Agreement dated October 21, 1997 between SweetWater, Inc. and Cascade Designs, Inc.

        (27)      Financial Data Schedule

        (99)      Unaudited Pro Forma Financial Information

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SweetWater, Inc.
                                    (Registrant)


Dated:  November 10, 1997           By: /s/ Patrick E. Thomas
                                        ---------------------------

                                       Patrick E. Thomas
                                       Vice President of Finance and
                                       Administration, Chief Financial Officer
                                       (principal financial officer and
                                       chief accounting officer)

                                  EXHIBIT INDEX


    Exhibit      Exhibit Description                        Page(s) of this Form
    Number

     (10)        Material Contracts

                  (v)   Asset Purchase Agreement
                        dated October 21, 1997
                        between SweetWater, Inc. and
                        Cascade Designs, Inc.

     (27)        Financial Data Schedule

     (99)        Unaudited Pro Forma Financial Information