Form 10-Q/A
period 1997-09-30
SWEETWATER INC
filed 1997-12-17
CIK 914271

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission file number                     0-25942

                                SWEETWATER, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     84-1167603
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1140 BOSTON AVENUE, UNIT A, LONGMONT, CO                     80501
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

               Yes /X/                           No / /

         As of September 30, 1997, 3,099,045 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                SweetWater, Inc.


                                Table of Contents


Part I.  Financial Information                                            Page
   Item 1.  Financial Statements

            Balance Sheets-                                                 2
            September 30, 1997 and December 31, 1996

            Statements of Operations-                                       4
            Three and nine months ended September 30, 1997 and 1996

            Statements of Cash Flows-                                       5
            Nine months ended September 30, 1997 and 1996

            Notes to Financial Statements                                   6

   Item 2.  Management's Discussion and Analysis of Financial Condition    10
            and Results of Operations

Part II.                   Other Information                               15

                                SWEETWATER, INC.

                                 BALANCE SHEETS


                                     September 30,
                                         1997         December 31,
                                      (Unaudited)        1996
                                     -------------    ------------

                                     ASSETS

Current Assets:

  Cash and cash equivalents           $   923,627     $1,479,937
  Short-term investments                     --          440,659
  Accounts receivable - net               174,895        132,446
  Inventory - net                         611,148        690,231
  Prepaids and other current assets        35,938         51,288

         Total current assets           1,745,608      2,794,561
                                      -----------     ----------


Fixed Assets, at cost                     462,860        475,000
  Less: Accumulated depreciation         (168,860)          --
                                      -----------     ----------


           Fixed assets, net              294,000        475,000
                                      -----------     ----------

Other Assets:

  Deposits and other                        6,436         39,921
                                      -----------     ----------


TOTAL ASSETS                          $ 2,046,044     $3,309,482
                                      ===========     ==========










The accompanying notes to financial statements are an integral part of these balance sheets

                                SWEETWATER, INC.

                                 BALANCE SHEETS


                                                                                         September 30,
                                                                                            1997          December 31,
                                                                                         (Unaudited)         1996
                                                                                         -------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Trade accounts payable and other accrued liabilities                                   $    170,761     $    493,356
  Accrued salaries and employee benefits                                                       48,358           92,982
  Accrued warranty and other                                                                   72,031           30,630
                                                                                         ------------     ------------
           Total current liabilities                                                          291,150          616,968
                                                                                         ------------     ------------

STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value; 8,000,000 shares
    authorized; 3,099,045 and 3,067,382 shares issued and
    outstanding at September 30, 1997 and December 31, 1996,
    after deducting 94,943 and 126,606 shares held in treasury,
    respectively                                                                                3,099            3,068
  Deferred Compensation                                                                          --            (12,366)
  Additional paid-in capital                                                               12,431,079       12,425,783
  Accumulated deficit                                                                     (10,679,284)      (9,723,971)
                                                                                         ------------     ------------
         Total stockholders' equity                                                         1,754,894        2,692,514
                                                                                         ------------     ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  2,046,044     $  3,309,482
                                                                                         ============     ============








The accompanying notes to financial statements are an integral part of these balance sheets

                                SWEETWATER, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                             For the Three Months Ended      For the Nine Months Ended
                                    September 30,                  September 30,
                             ---------------------------     ---------------------------

                                 1997            1996            1997            1996
                             -----------     -----------     -----------     -----------

SALES                        $   335,570     $   847,668     $ 1,437,647     $ 1,868,905
                             -----------     -----------     -----------     -----------

COST OF GOODS SOLD               304,237         720,457       1,127,877       1,413,215
                             -----------     -----------     -----------     -----------

GROSS MARGIN                      31,333         127,211         309,770         455,690
                             -----------     -----------     -----------     -----------

OPERATING EXPENSES
 Sales and Marketing             116,574         353,532         468,804       1,139,929
 Research and Development           --           190,962         236,673         703,018
 General and Administrative      146,441         241,476         787,082         777,671
                             -----------     -----------     -----------     -----------

 Total Operating Expenses        263,015         785,970       1,492,559       2,620,618
                             -----------     -----------     -----------     -----------

INCOME (LOSS) FROM              (231,682)       (658,759)     (1,182,789)     (2,164,928)
OPERATIONS

OTHER INCOME, NET                 11,348          14,631         227,476         109,778
                             -----------     -----------     -----------     -----------

NET INCOME (LOSS)            $  (220,334)    $  (644,128)    $  (955,313)    $(2,055,150)
                             ===========     ===========     ===========     ===========


INCOME (LOSS) PER COMMON
SHARE                        $     (0.07)    $     (0.21)    $     (0.31)    $     (0.67)
                             ===========     ===========     ===========     ===========

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                    3,095,708       3,067,009       3,087,653       3,065,940
                             ===========     ===========     ===========     ===========


The accompanying notes to financial statements are an integral part of these financial statements

                                SWEETWATER, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                    September 30,
                                                                                           ---------------------------
                                                                                            1997                  1996
                                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      $  (955,313)    $(2,055,150)
Net Loss

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                168,860         327,375
  Amortization of deferred compensation                                                           --            12,366
Changes in assets and liabilities:
  (Increase) in net accounts receivable                                                        (42,449)       (289,822)
  Decrease in inventory                                                                         79,083         143,020
  Decrease in prepaids and other current assets                                                 15,350          18,888
  Decrease (Increase) in deposits and other assets                                              33,485          (9,992)
  (Increase) in deferred offering costs                                                           --          (153,373)
  (Decrease) in accounts payable and other accrued liabilities                                (322,595)        (40,323)
  (Decrease) in accrued salaries and other current liabilities                                  (3,223)        (10,138)
                                                                                           -----------     -----------
Net cash used in operating activities                                                       (1,026,802)     (2,057,149)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                                               (20,360)       (354,607)
  Purchases of short-term investments                                                             --        (5,605,640)
  Proceeds form the sale of fixed assets, net of gain recognized                                32,500            --
  Proceeds from the sales of short term investments                                            440,659       8,906,708
                                                                                           -----------     -----------
Net cash provided by investing activities                                                      452,799       2,946,461

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital Contributions                                                                         17,693           9,297
  Payments on notes payable                                                                       --           (79,514)
                                                                                           -----------     -----------
Net cash provided by (used in) financing activities                                             17,693         (70,217)
                                                                                           -----------     -----------

Net increase in Cash and Cash Equivalents                                                     (556,310)        819,095
CASH AND CASH EQUIVALENTS, beginning of period                                               1,479,937         511,331
                                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                                   $   923,627     $ 1,330,426
                                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
CASH PAID FOR INTEREST                                                                     $     3,536     $    23,592
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

       Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $10.7 million as of September 30, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company suspended its efforts to manufacture and market this product, sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000. The Company had no amounts capitalized related to this product.

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

                                SweetWater, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

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

5.     INVENTORY

       Inventory includes costs of materials, direct labor and manufacturing overhead. Inventory is priced at the lower cost (using the first-in, first-out method of valuation) or market. Inventory consists of the following components:

                                             September 30,
                                                 1997         December 31,
                                              (Unaudited)         1996
                                             -------------    ------------

                             Raw Materials    $563,463        $669,736
                            Finished Goods     210,685         225,495
                                              --------        --------
                                               774,148         895,231
             Less-Reserve for Obsolescence    (163,000)       (205,000)
                                              --------        --------
                                              $611,148        $690,231
                                              ========        ========

                                SweetWater, Inc.

                          Notes to Financial Statements
                                   (Unaudited)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net loss decreased by 66% from a loss of $644,000 for the three months ended September 30, 1996 to a loss of $220,000 for the three months ending September 30, 1997 primarily as a result of the suspension of the Company's efforts to develop a home use product and the resulting sale of assets associated with such product in the second quarter of 1997.

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

         Sales and marketing expenses for the three-month period ended September 30, 1997 were $117,000, a decrease of 67%, compared to $354,000 for the three-month period ended September 30, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program, reduced sales commissions on lower sales, and reduced advertising and sales aids expenses.

         There were no research and development expenses for the three-month period ended September 30, 1997 as compared to $191,000 for the three-month period ended September 30, 1996. This was due to the Company's suspension of efforts to design new products for the portable outdoor water filtration market.

         General and administrative expenses for the three-month period ended September 30, 1997 were $146,000, a decrease of 40% as compared to $241,000 for the three-month period ended September 30, 1996. Lower staffing costs in 1997 were partially offset by the costs associated with terminating contingent lease obligations, and the allocation of excess manufacturing facilities space to general and administrative expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net loss decreased by $1,100,000 from a loss of $2,055,000 for the nine months ended September 30, 1996 to a loss of $955,000 for the nine months ending September 30, 1997 primarily as a result of the suspension of the Company's efforts to develop a home use product and the resulting sale of assets associated with such product in the second quarter of 1997.

         During the nine-month period ended September 30, 1997, the Company had sales of $1,438,000, a decrease of 23%, compared to sales in the nine-month period ended September 30, 1996 of $1,869,000. This is primarily due to decreased sales of the Guardian partially offset by higher sales of the lower-priced WalkAbout.

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

         Sales and marketing expenses for the nine-month period ended September 30, 1997 were $469,000, a decrease of 59%, compared to $1,140,000 for the nine-month period ended September 30, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program, the suspension of efforts to manufacture and market a water filtration and purification product for the home use market, reduced sales commissions on lower sales and reduced advertising and sales aids expenses.

         There were $237,000 research and development expenses for the nine-month period ended September 30, 1997, a decrease of 66% as compared to expenses of $703,000 for the nine-month period ended September 30, 1996. This decrease was due to the Company's suspension of efforts to design new products for the portable outdoor water filtration market.

         General and administrative expenses for the nine-month period ended September 30, 1997 were $787,000, a 1% increase as compared to $778,000 for the nine-month period ended September 30, 1996. Lower staffing costs in 1997 were offset by severance costs associated with the reduction in personnel, the costs associated with terminating contingent lease obligations, and the allocation of excess manufacturing facilities space to general and administrative expense.

         During the nine months ended September 30, 1997, the Company completed its cost containment program and reduced its personnel to the minimum level which management believes is necessary to operate its business. Although the Company expects that operating expenses will be substantially lower in 1998 than in 1997, given the Company's lower level of operations, the Company cannot be assured that it will achieve profitability in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and short term investments decreased by 52% from $1,921,000 at December 31, 1996 to $924,000 at September 30, 1997 primarily due to funding continued operating losses in 1997.

         Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $10,700,000 as of September 30, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on its current portable water filtration and purification products. In April 1997, the Company sold the plans, designs and technology associated with the home use product and realized net proceeds of approximately $210,000.

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


                                   SweetWater, Inc.
                                   (Registrant)



Dated:  December 16, 1997          By:/s/ Patrick E. Thomas
                                      ---------------------
                                   Patrick E. Thomas Vice
                                   President of Finance and
                                   Administration, Chief
                                   Financial Officer
                                   (principal financial
                                   officer and chief
                                   accounting officer)

                                  EXHIBIT INDEX


    Exhibit Number      Exhibit Description               Page(s) of this Form

         (27)           Financial Data Schedule

         (99)           Unaudited Pro Forma Financial Information

                                                                      Exhibit 99

                    UNAUDITED PRO FORMA FINANCIAL INFORMATION


       The following unaudited pro forma financial information gives effect to the proposed Sale Transaction. The Unaudited Pro Forma Balance Sheet gives effect to the proposed Sale Transaction as if such transaction occurred on September 30, 1997. The Unaudited Pro Forma Statements of Operations for the nine months ended September 30, 1997 and the years ended December 31, 1996, 1995 and 1994, respectively, give effect to the proposed Sale Transaction as if it occurred on January 1, 1994. The Unaudited Pro Forma Statements of Operations are presented for comparative purposes only and do not purport to indicate the results which may be attained in the future and do not reflect any adjustments which may be made in the future to the Company's general and administrative expenses and other income. The Unaudited Pro Forma Financial Statements should be read in conjunction with the "Financial Statements" appearing elsewhere in this Form 10-Q.

                                SweetWater, Inc.

                        Unaudited Pro Forma Balance Sheet
                            As of September 30, 1997

                                                                                       Pro Forma
                                               September 30,       Pro Forma          September 30,
                                                   1997           Adjustments            1997
                                               ------------       -----------         ------------
ASSETS:
  Current Assets:
  Cash and cash equivalents                    $    923,627       $ 1,612,386  A      $  2,536,013
  Short term investments                               --                --                   --

  Accounts Receivable-net                           174,895          (174,895) B              --
  Inventory-net                                     611,148          (611,148) B              --
  Prepaid and other current assets                   35,938           (35,938) B              --
                                               ------------        ----------
  Total current assets                            1,745,608           790,405            2,536,013
                                               ------------        ----------         ------------

  Fixed Assets, at cost                             462,860          (462,860) B              --
    Less accumulated depreciation                  (168,860)          168,860  B              --
                                               ------------        ----------         ------------
   Fixed Assets, net                                294,000          (294,000)                --
                                               ------------        ----------         ------------
   Deposits and other                                 6,436            (6,436) B              --
                                               ------------        ----------         ------------
  TOTAL ASSETS                                 $  2,046,044        $  489,969         $  2,536,013
                                               ============      ============         ============


LIABILITIES AND STOCKHOLDERS EQUITY:
  Current Liabilities
  Trade accounts payable and other
  accrued liabilities                          $    170,761        $       --         $    170,761
  Accrued salaries and benefits                      48,358           665,000  C           713,358
  Accrued warranty and other                         72,031           (72,031) B              --
                                               ------------        ----------         ------------


  Total Current Liabilities                         291,150           592,969              884,119
                                               ------------        ----------         ------------

  Stockholders Equity:
  Common stock                                        3,099                                  3,099
  Additional paid in capital                     12,431,079                             12,431,079
  Accumulated deficit                           (10,679,284)         (103,000)         (10,782,284)
                                               ------------        ----------         ------------
  Total Stockholders' Equity                      1,754,894          (103,000)           1,651,894
                                               ------------        ----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $  2,046,044      $    489,969         $  2,536,013
                                               ============      ============         ============


The accompanying footnotes to Unaudited Pro Forma Financial Information are an
                  integral part of these financial statements.

                                SweetWater, Inc.

                  Unaudited Pro Forma Statements of Operations
                  For the Nine Months Ended September 30, 1997



                                                                        Pro Forma
                                 September 30,          Pro Forma     September 30,
                                     1997              Adjustments         1997
                                 --------------      --------------   -------------

SALES                               $ 1,437,647        $(1,437,647)       $    --
COST OF GOODS SOLD                    1,127,877         (1,127,877)            --
                                    -----------        -----------        ---------
GROSS MARGIN                            309,770           (309,770)            --
                                    -----------        -----------        ---------
OPERATING EXPENSES
  Sales and Marketing                   468,804           (412,894)          55,910
  Research and Development              236,673               --            236,673
  General and Administrative            787,082           (565,575)         221,507
                                    -----------        -----------        ---------

  Total Operating Expenses            1,492,559           (978,469)         514,090
                                    -----------        -----------        ---------

INCOME (LOSS) FROM OPERATIONS        (1,182,789)           668,699         (514,090)
OTHER INCOME, NET                       227,476               --            227,476
                                    -----------        -----------        ---------
NET INCOME (LOSS) FROM
CONTINUING OPERATIONS               $  (955,313)       $   668,699        $(286,614)
                                    ===========        ===========        =========




The accompanying footnotes to Unaudited Pro Forma Financial Information are an
                      integral part of this balance sheet.

                                SweetWater, Inc.

                  Unaudited Pro Forma Statements of Operations
                      For the Year Ended December 31, 1996


                                                               Pro Forma
                                December 31,    Pro Forma     December 31,
                                    1996       Adjustments       1996
                                -----------    -----------    -----------
SALES                           $ 2,064,142    $(2,064,142)   $      --
COST OF GOODS SOLD                1,961,509     (1,961,509)          --
                                -----------    -----------    -----------
GROSS MARGIN                        102,633       (102,633)          --
                                -----------    -----------    -----------
OPERATING EXPENSES
  Sales and Marketing             1,345,989     (1,078,657)       267,332
  Research and Development        1,029,430       (121,485)       907,945
  General and Administrative      1,401,735       (773,941)       627,794
  Impairment Loss                   685,838       (685,838)          --
                                -----------    -----------    -----------
  Total Operating Expenses        4,462,992     (2,659,921)     1,803,071
                                -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS    (4,360,359)     2,557,288     (1,803,071)
OTHER INCOME, NET                   128,084           --          128,084
                                -----------    -----------    -----------
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS         $(4,232,275)   $ 2,557,288    $(1,674,987)
                                ===========    ===========    ===========





The accompanying footnotes to Unaudited Pro Forma Financial Information are an
                  integral part of these financial statements.

                                                  SweetWater, Inc.

                                    Unaudited Pro Forma Statements of Operations
                                        For the Year Ended December 31, 1995

                                                              Pro Forma
                                December 31,    Pro Forma     December 31,
                                    1995       Adjustments      1995
                                -----------    -----------    -----------
SALES                           $ 2,162,666    $(2,162,666)     $    --

COST OF GOODS SOLD                1,930,706     (1,930,706)          --
                                -----------    -----------      ---------
GROSS MARGIN                        231,960       (231,960)          --
                                -----------    -----------      ---------
OPERATING EXPENSES
  Sales and Marketing             1,090,061     (1,090,061)          --
  Research and Development          624,322       (624,322)          --
  General and Administrative      1,151,606       (902,577)       249,029
                                -----------    -----------      ---------
  Total Operating Expenses        2,865,989      2,616,960        249,029
                                -----------    -----------      ---------

INCOME (LOSS) FROM OPERATIONS    (2,634,029)     2,385,000       (249,029)
OTHER INCOME, NET                    28,861           --           28,861
                                -----------    -----------      ---------
NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS         $(2,605,168)   $ 2,385,000      $(220,168)
                                ===========    ===========      =========



The accompanying footnotes to Unaudited Pro Forma Financial Information are an
                  integral part of these financial statements.

                                                  SweetWater, Inc.

                                    Unaudited Pro Forma Statements of Operations
                                        For the Year Ended December 31, 1994

                                                               Pro Forma
                               December 31,     Pro Forma     December 31,
                                   1994        Adjustments      1994
                               ------------    -----------    ------------
SALES                           $ 1,703,241    $(1,703,241)      $    --
COST OF GOODS SOLD                1,514,316     (1,514,316)           --
                                -----------    -----------       ---------
GROSS MARGIN                        188,925       (188,925)           --
                                -----------    -----------       ---------
OPERATING EXPENSES
  Sales and Marketing               735,721       (735,721)
  Research and Development          428,786       (428,786)
  General and Administrative        805,776       (558,216)        247,560
                                -----------    -----------       ---------
  Total Operating Expenses        1,970,283     (1,722,723)        247,560
                                -----------    -----------       ---------

INCOME (LOSS) FROM OPERATIONS    (1,781,358)     1,533,798        (247,560)

OTHER INCOME, NET                   139,304           --           139,304
                                -----------    -----------       ---------
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS          $(1,642,054)   $ 1,533,798       $(108,256)
                                ===========    ===========       =========




The accompanying footnotes to Unaudited Pro Forma Financial Information are an
                  integral part of these financial statements.

Footnotes to Unaudited Pro Forma Financial Information

A. Cash and cash equivalents represent the September 30, 1997 pro forma projected gross cash proceeds received on sale of assets as if the sale took place on September 30, 1997. Actual gross cash proceeds from the Sale Transaction will differ due to changes in the Closing Asset Value between September 30, 1997 and the Closing Date.

B. Under the Sale Agreement, accounts receivable, inventories, prepaid expenses, deposits, fixed assets, and other assets are sold at book value plus $300,000. Liabilities assumed include equipment leases and product warranties with a book liability of approximately $72,000.

                                     September 30,
                                          1997
                                     -------------
     Accounts Receivable               $  174,895
     Inventory                            611,148
     Prepaid Expenses                      35,938
     Fixed Assets                         294,000
     Deposits and Other                     6,436
                                       ----------
     Subtotal Assets to be sold         1,122,417
     Liabilities to be assumed             72,031
                                       ----------
     Net Assets to be sold              1,050,386
     Gross Sales Proceeds               1,612,386
                                        ---------
     Gain on Sale of Assets            $  562,000
                                       ==========

C. Trade payables and other accrued expenses in the ordinary course of business remain liabilities of the Company. Pro Forma Adjustments included are valuation appreciation bonuses and severance payments due under the Management Agreement. Accumulated Deficit increase of $103,000 represents $562,000 gain on sale of assets less $665,000 severance and Management Value Appreciation Bonus.