Form 10-K
period 1997-12-31
SWWT INC
filed 1998-03-31
CIK 914271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                 F O R M 10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1997       Commission file number 0-25942
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to______________ .

                             ----------------------


                                   SWWT, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     84-1167603
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3492 W. 109th Circle, Westminster, Colorado                      80030
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 460-8017

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class             Name of exchange on which registered
        -------------------             ------------------------------------
               None                                Not Applicable

Securities registered pursuant to Section l2(g) of the Act:

                     Common Stock, par value $.001 per share
                           ---------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant on March 20, 1998, was approximately $1,038,804. On such date, the last sale price of registrant's common stock was $1.125 per share.

         Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998.

               Class                             Outstanding on March 20, 1998
               -----                             -----------------------------
Common Stock, par value $.001 per share                  3,122,254


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the registrant's 1998 Annual Meeting of Shareholders,which will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1997, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS


General

         SWWT, Inc., formerly known as SweetWater, Inc. (the "Company" or "SWWT"), was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. Prior to February 1998, the Company was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation ("Cascade"), pursuant to an Asset Purchase Agreement dated as of October 21, 1997 for a purchase price of $1,633,425 in cash (the "Sale"). The Company's principal office is located at 3492 W. 109th Circle, Westminster, Colorado 80030 and its telephone number is 303/460-8017.

         As a result of the Sale, the Company's only significant asset is cash and cash equivalents of approximately $1.4 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. The Board of Directors is exploring opportunities to effect an acquisition whether by merger, exchange or issuance of capital stock, acquisition of assets, or other similar business combination (a "Business Combination"), with a privately-held business which the Board believes may have significant growth potential. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a Business Combination. If a Business Combination is effected, the success of the Company will depend to a great extent on the operations, financial condition, management and prospects of the entity, if any, with which the Company may merge or which it may acquire. As the Company has no arrangement, agreement or understanding with a particular business entity, the specific risks presented by such business cannot be described or assessed at this time. Such business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured and such business may be in competition with larger, more established firms over which it will have no competitive advantage. The Company's new business opportunity may be highly illiquid and could result in a total loss to the Company if the opportunity is unsuccessful. Given the Company's limited resources, it is expected that the Company will not be in a position to diversify this risk by acquiring an interest in more than one business.

     Depending on the size and nature of the entity, if any, which may be acquired, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a Business Combination or to finance the operation of the acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company. If the Company issues additional equity to raise capital or to acquire a new business, the percentage ownership of the current shareholders could be reduced and an "ownership change" could occur for tax purposes. An "ownership change" could adversely affect the Company's ability to use its net operating loss carryforwards.

         Although the Company is subject to regulation under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, management believes the Company is not subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act") insofar as the Company is not engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities or in the event the Company is unable to consummate a Business Combination for a substantial period of time, the Company could be subject to regulation under the Investment Company Act. In such event, the Company would be required to register as an investment company, and could incur significant registration and compliance costs and would be subject to extensive regulation.

Description of Prior Business

         Prior to the Sale, the Company was engaged in manufacturing and distributing portable water filtration and purification devices for outdoor use (the "Outdoor Business"). Since its inception, the Company engaged primarily in product development and incurred operating losses resulting in an accumulated deficit of approximately $11,000,000 as of December 31, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. Although the Company and SBC Warburg Dillon Read ("Dillon Read"), the Company's financial advisor, actively pursued a joint strategic alliance to manufacture and market the home use product, the Company was unable to locate an industry partner for this product. Accordingly, the Company suspended its efforts to manufacture and market the home use product and sold the plans, designs and technology associated therewith in April 1997.

         During 1997, the Company reduced its personnel, discontinued its research and development efforts and initiated a cost containment program to reduce general and administrative expenses, conserve its cash resources and enable the Company to concentrate its resources on its Outdoor Business. The Company's Outdoor Business consisted of three primary devices: two microfilters (the Guardian and the WalkAbout) and one purifier (the Guardian+Plus). Customers could continue to use the primary devices by purchasing available recyclable replacement filter cartridges. Several accessory products were also sold. The Company's products were sold in the United States and in eight countries around the world primarily by independent sales representatives to specialty sporting goods stores that specialized in backpacking, hiking, mountaineering, and adventure travel outfitting. Over 58% of 1997 sales occurred in the second and third quarters. Recreational Equipment, Inc., a large retailer, accounted for 37% of 1997 sales; export sales amounted to approximately 10% of the Company's 1997 sales, primarily to Canada. As a result of its cost containment program and the suspension of its efforts to manufacture and market a home use product, the Company eliminated its research and development staff and its microbiological staff in the first half of 1997. The Company's aggregate expenditures for research and product development for continuing and discontinued operations for the years ended 1997, 1996, and 1995 were $237,000, $1,029,000, and $624,000 respectively.

         In July 1997, the Board reviewed the financial results for the quarter ended June 30, 1997, the moderate growth rate in the market for the Company's outdoor product in the 1997 selling season, the increased competition within such market, the increased market share of Recovery Engineering, Inc., the Company's principal competitor, and the potential for the Outdoor Business to generate sufficient revenue to enable the Company to achieve profitability. The Board then authorized Dillon Read, together with members of management, to contact entities which they believed may have an interest in purchasing the Outdoor Business. As a result of such process, the Board approved the Sale to Cascade which was approved by the shareholders and completed in February 1998.

         In May 1997, the Company entered into an agreement (the "Management Agreement") with Eric M. Reynolds, Patrick E. Thomas and Jerry L. Cogdill, (collectively, "Management") pursuant to which Management agreed to remain with the Company through January 31, 1998 in exchange for certain performance bonuses and a right of first refusal to purchase the Outdoor Business which would become effective in the event (i) certain performance targets were met and (ii) the Company elected to sell such business within a specified period after December 31, 1997. As a result of the Sale, the three members of Management, as a group, received an aggregate bonus equal to $523,000. As the determination to sell the Outdoor Business was made prior to December 31, 1997, the right of first refusal was not available to Management under the terms of the Management Agreement.

Employees

         Currently, the Company had no full-time employees and one part-time employee. At December 31, 1997, the Company had 12 full-time employees, 7 of whom were involved in manufacturing and assembly, 3 in sales and marketing, and 2 in general and administrative functions. The Company also had 27 independent sales representatives who covered fifteen North American sales regions. None of the Company's employees were represented by a labor union or were covered by a collective bargaining agreement and the Company had not experienced any work stoppages.

ITEM 2.  FACILITIES

         The Company's administrative offices are located at 3492 W. 109th Circle, Westminster, Colorado 80030 in space supplied by the Company's Chief Executive Officer at no cost to the Company. The Company's lease for 11,500 square feet of office and warehouse space in Longmont, Colorado, which housed its administrative offices and manufacturing facility, was assigned to, and assumed by, Cascade in connection with the Sale. The Company's lease on 21,000 square feet of office and warehouse space in Longmont, Colorado was terminated in August 1997.


ITEM 3.  LEGAL PROCEEDINGS

         In February 1996, three former employees of the Company filed charges of age discrimination against the Company with the Equal Employment Opportunity Commission ("EEOC"). Two of these charges has been disallowed by the EEOC and the remaining charge is under review. The Company denies such allegations and intends to vigorously defend against such charge of discrimination. While the outcome of litigation in general is always uncertain, the Company does not believe that these charges will have an adverse effect on the Company's results of operations or financial condition.

         In 1996, the Company received a communication from a patent holder, which is a competitor of the Company, offering to license such patent to the Company with respect to an accessory part of the Guardian and the Guardian+Plus. Although the Company does not believe the competitor's patent would be upheld if judicially tested, given the potential costs associated with patent claims, the Company elected to redesign the accessory part in a manner which it believes should avoid potential claims with respect to future products sold by the Company. Although the Company notified the competitor of its actions and has not received a response thereto, no assurance can be given that a claim for infringement will not be made against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a stockholder vote during the last quarter of the fiscal year ended December 31, 1997. In the first quarter of 1998, the proposals to approve the Sale and to amend the Certificate of Incorporation to change the Company's name were submitted to, and approved by, the stockholders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED

                  STOCKHOLDER MATTERS

         The Common Stock has been trading in the over-the-counter market under the symbol "SWWT" since May 14, 1997. Prior thereto, the Common Stock was trading on the NASDAQ Small Cap Market, with the exception of the period from June 22, 1995 through March 1, 1996, when the Common Stock was delisted from such market as the Company had fewer than 300 shareholders. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1996 as reported by NASDAQ for the period in which the Common Stock traded thereon and as reported by dealers appearing as market makers on the OTC Bulletin Board for the periods in which the Common Stock traded on the over-the-counter market. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. As trading in the Common Stock has been sporadic and in small volumes since its initial public offering in January 1994, the Company cannot be assured that an active public trading market will develop or be sustained. The Company believes that the number of beneficial owners was at least 300 as of March 20, 1998.

1997                         HIGH          LOW
First Quarter                0.75          0.50
Second Quarter               0.75          0.50
Third Quarter                0.25          0.125
Fourth Quarter               0.75          0.10

1996
First Quarter                3.75          2.50
Second Quarter               3.32          3.00
Third Quarter                3.00          2.00
Fourth Quarter               2.48          0.32


         The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below for the years ended December 31, 1993 through December 31, 1997 are derived from the financial statements of the Company, which statements have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein. No dividends have been paid for any of the periods presented. The financial data set forth below should be read in conjunction with the financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             SUMMARY FINANCIAL DATA
                      (in thousands, except per share data)

                                                          Year Ended December 31,
                                                          -----------------------
                                             1997         1996       1995        1994        1993
                                          -------       ------     ------      ------      ------
Statement of Operations Data:
Net Sales ............................          0           0           0           0           0
Costs and Expenses:
   General & Administrative ..........        289         628         249         248          82
   Sales & Marketing .................         56         267        --          --          --
   Research & Development ............        237         908        --          --          --
Operating Income (Loss) ..............       (582)     (1,803)       (249)       (248)        (82)
Other Income, net ....................        246         128          29         139          25
Net (Loss) from Continuing ...........       (336)     (1,675)       (220)       (109)        (57)
    Operations
Net (Loss) from Continuing ...........   $  (0.11)   $  (0.55)   $  (0.11)   $  (0.06)   $  (0.05)
    Operations per Common
    Share - Basic and Diluted
Weighted Average number of
    common shares outstanding (1) ....      3,094       3,065       1,949       1,789       1,123

            December 31,
                                             1997        1996        1995        1994        1993
                                         --------    --------    --------    --------    --------
Balance Sheet Data:
Working Capital ......................   $  1,372    $  2,178    $  5,847    $  3,661    $    853

Total Assets .........................      1,941       3,309       7,506       5,114       1,660
Long Term Debt .......................       --          --           208         371        --
Total Liabilities ....................        569         617         616         910         197
Accumulated earnings (deficit) .......    (11,066)     (9,724)     (5,492)     (2,887)     (1,244)
Stockholder's equity .................      1,372       2,693       6,890       4,204       1,463

(1) See Note 2 to financial statements for information with respect to the calculation of share and per share data.

                                        6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the estimated expenses of the Company. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the forward-looking statements including herein.

General

         On February 6, 1998, the Company completed the sale of substantially all of its assets to Cascade. The selected financial data for the years ended December 31, 1993 through December 31, 1997 have been restated under Accounting Principles Board Opinion No. 30, as a result of the execution of the Asset Purchase Agreement and shareholder approval obtained on February 5, 1998.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Financial Statements and the Notes thereto included in this Form 10-K.

Results of Operations

1997 Compared to 1996 - Continuing Operations

         Net loss from continuing operations decreased by $1,339,000 from a loss of $1,675,000 or $0.55 per share for the year ended December 31, 1996 to a loss of $336,000 or $0.11 per share for the year ended December 31, 1997 primarily as a result of the suspension of the Company's efforts to develop a home use product and the resulting sale of assets associated with such product in the second quarter of 1997. Sales and marketing expense decreased 79% from $267,000 to $56,000, research and development expense decreased 74% from $908,000 to $237,000, and other income increased 92% from $128,000 to $246,000, in the year ended December 31, 1996 and 1997, respectively. General and administrative expense decreased 54% from $628,000 to $289,000, in the year ended December 31, 1996 and 1997, respectively.

1997 Compared to 1996 - Discontinued Operations

         Loss on discontinued operations decreased 67% from $2,557,000 or $0.83 per share to $849,000 or $0.27 per share for the year ended December 31, 1996 and 1997, respectively, primarily as a result of the cost containment program implemented in 1997. In addition, a loss on disposal of discontinued operations of $157,000 was recorded in year ended December 31, 1997 primarily as a result of a $50,000 estimated loss on discontinued operations through the closing date of the Sale, and $665,000 accrued transaction costs plus severance and management value appreciation bonus partially offset by a $558,000 estimated gain on sale of assets.

         During the year ended December 31, 1997, the Company had sales of $1,638,000, a decrease of 21%, compared to sales in the year ended December 31, 1996 of $2,064,000. This is primarily due to decreased sales of the Guardian partially offset by higher sales of the WalkAbout. The Company believes that overall sales of portable water filtration products in the outdoor specialty sporting goods market declined during the period as a result of the maturation of the market.

         The gross margin of $340,000 or 21% of sales for the year ended December 31, 1997 was higher than the prior year gross margin of $103,000 or 5% of sales, primarily due to lower manufacturing overhead costs primarily as a result of the cost containment program implemented in 1997.

         Sales and marketing expenses for the year ended December 31, 1997 were $468,000, a decrease of 57%, compared to $1,079,000 for the year ended December 31, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program and reduced advertising and sales aids expenses.

         There were no research and development expenses related to the portable outdoor water filtration market for the year ended December 31, 1997, a decrease of $121,000 compared to the year ended December 31, 1996. This decrease was due to the Company's suspension of efforts to design new products for the portable outdoor water filtration market.

         General and administrative expenses for the year ended December 31, 1997 were $771,000 compared to $774,000 for the year ended December 31, 1996. Lower staffing costs in 1997 were offset by severance costs associated with the reduction in personnel, the costs associated with terminating contingent lease obligations, and the allocation of excess manufacturing facilities space to general and administrative expense.

1996 Compared to 1995 - Continuing Operations

         Net loss from continuing operations increased from a loss of $220,000 or $0.11 per share, to a loss of $1,675,000 or $0.55 per share in 1995 and 1996, respectively. The increased loss was primarily due to $908,000 of research and development expenditures for the home use product and increased investment banking fees, partially offset by higher interest income on higher cash and marketable securities balances.

         The Company's operating expenses increased in 1996 as a result of the research and development associated with the development of a new home use product. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program.

1996 Compared to 1995 - Discontinued Operations

         Net loss on discontinued operations increased 7% from $2,385,000 or $1.23 per share in 1995 to $2,557,000 or $0.83 per share in 1996 primarily due to $686,000 in impairment loss on the value of fixed assets and intangible assets of the outdoor business, offset by lower research and development expenses.

         Sales  decreased  5% from  $2,163,000  in 1995  to  $2,064,000  in 1996 primarily due to lower Guardian unit sales partially offset by both a higher selling price for the Guardian, higher Guardian+Plus unit sales and the introduction of the new WalkAbout(TM) microfilter. The Company believed that overall sales of portable water filtration products in the outdoor specialty sporting goods market declined during the year as a result of the maturation of such market. The Company believed that any future sales growth for these products will depend on the ability of the Company and other manufacturers to expand the market and to develop larger distribution channels, such as general sporting goods stores and mass merchants. As general sporting goods stores and mass merchants have only recently begun to sell the product category, the Company cannot be assured that the market for such products will expand.

         Gross margin of $103,000 in 1996 was lower than the prior year gross margin of $232,000 primarily due to lower sales of higher margin Guardian and accessory products.

         Sales and marketing expenses decreased 1% from $1,090,000 in 1995 to $1,079,000 in 1996 primarily due to decreased trade show costs offset by higher sales commissions to the sales force for the portable outdoor product line.

         Research and development expenses decreased 81% from $624,000 in 1995 to $121,000 in 1996 primarily due to the Company's decreased investment in research and development associated with products for the portable outdoor water filtration market.

         General and administrative expenses decreased 14% from $903,000 in 1995 to $774,000 in 1996 primarily as a result of lower legal expenses.

Liquidity and Capital Resources

         Cash and cash equivalents and short term investments decreased by 50% from $1,921,000 at December 31, 1996 to $968,000 at December 31, 1997 primarily due to funding continued operating losses in 1997.

     Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $11,000,000 as of December 31, 1997. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, and conserve its cash reserves. In April 1997, the Company sold the plans, designs and technology associated with the home use product and realized net proceeds of approximately $210,000. In February 1998, the Company sold the Outdoor Business, which represented substantially all of its assets, to Cascade and realized proceeds of approximately $1,633,425. Immediately after the closing of the Sale and payment of related and retained liabilities, the Company's assets were approximately $1.4 million.

         The  Company  plans  to  use  its  cash  to  pay  ongoing  general  and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. Depending on the size and nature of the entity, if any, which may be acquired, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a Business Combination or to finance the operation of the acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company.

ITEM 8.  FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

Report of Independent Public Accountants                                F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-5

Statements of Stockholders' Equity                                      F-6

Statements of Cash Flows                                                F-7

Notes to Financial Statements                                           F-9

                      SWWT, INC.

                      FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1997 AND 1996
                      TOGETHER WITH REPORT OF INDEPENDENT
                          PUBLIC ACCOUNTANTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

Report of Independent Public Accountants                         F-2

Balance Sheets                                                   F-3

Statements of Operations                                         F-5

Statements of Stockholders' Equity                               F-6

Statements of Cash Flows                                         F-7

Notes to Financial Statements                                    F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SWWT, Inc.:


We have audited the accompanying balance sheets of SWWT, INC. (formerly SweetWater, Inc.) (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SWWT, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Denver, Colorado,                                        ARTHUR ANDERSEN LLP
 February 24, 1998.

                                SWEETWATER, INC.
                                ----------------

                                 BALANCE SHEETS
                                 --------------

                                                                December 31,
                                                             -----------------
                                       ASSETS                1997         1996
                                       ------                ----         ----
CURRENT ASSETS:
    Cash and cash equivalents ........................   $  968,076   $1,479,937
    Short-term investments ...........................         --        440,659
    Accounts receivable, less allowance for doubtful
       accounts of $35,000 in 1996 ...................         --        132,446
    Inventory, net of reserve for obsolescence of
       $205,000 in 1996 ..............................         --        690,231
    Prepaids and other current assets ................        2,476       51,288
    Net assets of discontinued operations ............      970,497         --
                                                         ----------   ----------
              Total current assets ...................    1,941,049    2,794,561
                                                         ----------   ----------
FIXED ASSETS (Note 1):
    Equipment, furniture and fixtures ................         --        475,000
    Less- Accumulated depreciation ...................         --           --
                                                         ----------   ----------
              Total fixed assets .....................         --        475,000
                                                         ----------   ----------
OTHER ASSETS:
    Deposits and other, net ..........................         --         39,921
                                                         ----------   ----------
              Total assets ...........................   $1,941,049   $3,309,482
                                                         ==========   ==========

The accompanying notes to financial statements are an integral part of these balance sheets.

                                SWEETWATER, INC.
                                ----------------

                                 BALANCE SHEETS
                                 --------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

                                                                             December 31,
                                                                             ------------
                                                                           1997           1996
                                                                           ----           ----
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ....................   $    246,464    $    493,356
    Accrued salaries and employee benefits ......................        165,620          92,982
    Accrued warranty costs and other ............................           --            30,630
    Accrued loss for disposal of discontinued operations ........        156,997            --
                                                                     -----------    ------------
              Total liabilities .................................        569,081         616,968
                                                                     -----------    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value;  8,000,000 shares  authorized;
     3,115,918 and 3,067,382  shares issued and  outstanding
     at December 31, 1997 and 1996, after deducting
     128,941 and 126,606 shares held in treasury, respectively ..          3,116           3,068
    Deferred compensation .......................................           --           (12,366)
    Additional paid-in capital ..................................     12,434,873      12,425,783
    Accumulated deficit .........................................    (11,066,021)     (9,723,971)
                                                                    ------------    ------------
              Total stockholders' equity ........................      1,371,968       2,692,514
                                                                    ------------    ------------
              Total liabilities and stockholders' equity ........   $  1,941,049    $  3,309,482
                                                                    ============    ============


The accompanying notes to financial statements are an integral part of these balance sheets.

                                   SWEETWATER, INC.
                                   ----------------

                               STATEMENTS OF OPERATIONS
                               ------------------------

                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                              1997           1996           1995
                                                              ----           ----           ----
NET SALES ............................................   $      --      $      --      $      --

                                                         -----------    -----------    -----------
OPERATING EXPENSES:
    Sales and marketing ..............................        55,910        267,332           --
    Research and development .........................       236,673        907,945           --
    General and administrative .......................       289,429        627,794        249,029
                                                         -----------    -----------    -----------
              Total operating expenses ...............       582,012      1,803,071        249,029
                                                         -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS ........................      (582,012)    (1,803,071)      (249,029)
                                                         -----------    -----------    -----------
OTHER INCOME (EXPENSE):
    Gain on sale of technology and fixed assets ......       202,497           --             --
    Interest income ..................................        46,870        161,222        122,205
    Interest expense and other .......................        (3,536)       (33,138)       (93,344)
                                                         -----------    -----------    -----------
                                                             245,831        128,084         28,861
                                                         -----------    -----------    -----------
NET (LOSS) FROM CONTINUING
    OPERATIONS .......................................      (336,181)    (1,674,987)      (220,168)

(LOSS) FROM DISCONTINUED OPERATIONS ..................      (848,872)    (2,557,288)    (2,385,000)

(LOSS) FROM DISPOSAL OF DISCONTINUED
OPERATIONS, including provision of $50,000 for
    operating losses during period prior to completion
    of sale ..........................................      (156,997)          --             --
                                                         -----------    -----------    -----------
NET (LOSS) ...........................................   $(1,342,050)   $(4,232,275)   $(2,605,168)
                                                         ===========    ===========    ===========

INCOME (LOSS) PER COMMON SHARE -
    BASIC AND DILUTED
       Net (loss) ....................................   $     (0.43)   $     (1.38)   $     (1.34)
                                                         ===========    ===========    ===========
       (Loss) from continuing operations .............   $     (0.11)   $     (0.55)   $     (0.11)
                                                         ===========    ===========    ===========
       (Loss) from discontinued operations ...........   $     (0.27)   $     (0.83)   $     (1.23)
                                                         ===========    ===========    ===========
       (Loss) from disposal of discontinued operations   $     (0.05)   $      --      $      --
                                                         ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
    OUTSTANDING ......................................     3,094,330      3,065,311      1,948,946
                                                         ===========    ===========    ===========

Theaccompanying notes to financial statements are an integral part of these statements.

                                                                     Page 1 of 2
                                SWEETWATER, INC.
                                ----------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                              Common Stock                    Additional
                                                              ---------------     Deferred      Paid-in     Accumulated
                                                           Shares      Amount   Compensation    Capital       Deficit      Total
                                                           ------      ------   ------------    -------       -------      -----
BALANCES, December 31, 1994 ...........................  1,802,786   $  1,803    $(48,826)   $ 7,137,693  $ (2,886,528) $ 4,204,142

    Treasury stock purchase on February 28, 1995
     from a stockholder, at cost ......................    (34,375)       (34)       --          (15,950)         --        (15,984)
    Issuance of treasury stock ........................        300       --          --            1,725          --          1,725
    Stock options exercised ...........................        800          1       2,534         (2,163)         --            372
    Common stock issued in November 1995 in a private
     placement offering, at $4.00 per share, net of
     offering costs of approximately $73,000 ..........  1,335,078      1,335        --        5,265,791          --      5,267,126
    Common stock issued to 401(k) plan ................      5,726          6        --           22,905          --         22,911
    Treasury stock purchase on December 11, 1995
     from a stockholder, at cost ......................    (45,786)       (46)       --           (2,701)         --         (2,747)
    Amortization of deferred compensation expense .....       --         --        17,438           --            --         17,438
    Net loss ..........................................       --         --          --             --      (2,605,168)  (2,605,168)
                                                       -----------   --------    --------    -----------  ------------  -----------
BALANCES, December 31, 1995 ...........................  3,064,529      3,065     (28,854)    12,407,300    (5,491,696)   6,889,815

    Common stock issued to 401(k) Plan ................      9,969         10        --           31,903          --         31,913
    Amortization of deferred compensation expense .....       --         --        16,488           --            --         16,488
    Treasury stock purchase on September 13, 1996
     from a stockholder, at cost ......................     (7,116)        (7)       --             (420)         --           (427)
    Common stock issuance cost ........................       --         --          --          (13,000)         --        (13,000)
    Net loss ..........................................       --         --          --             --      (4,232,275)  (4,232,275)
                                                       -----------   --------    --------    -----------  ------------  -----------
BALANCES, December 31, 1996 ...........................  3,067,382      3,068     (12,366)    12,425,783    (9,723,971)   2,692,514

    Common stock issued to 401(k) Plan ................     50,871         50        --           21,594          --         21,644
    Treasury stock purchase from a stockholder, at cost     (2,335)        (2)       --             (138)         --           (140)
    Unearned balance of deferred compensation .........       --         --        12,366        (12,366)         --           --
    Net loss ..........................................       --         --          --             --      (1,342,050)  (1,342,050)
                                                       -----------   --------    --------    -----------  ------------  -----------
BALANCES, December 31, 1997 ...........................  3,115,918   $  3,116    $   --      $12,434,873  $(11,066,021) $ 1,371,968

The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.
                                ----------------

                            STATEMENTSOF CASH FLOWS
                            -----------------------



                                                                               For the Years Ended
                                                                                  December 31,
                                                                        ---------------------------------
                                                                        1997          1996           1995
                                                                        ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................   $(1,342,050)   $(4,232,275)   $(2,605,168)
    Adjustments to reconcile net loss to net cash used
       in operating activities-
          Depreciation and amortization .......................       174,783        442,948        353,942
          Impairment loss .....................................          --          685,838           --
          Gain on sale of technology and fixed assets .........      (202,497)          --             --
          Amortization of deferred compensation expense .......          --           16,488         17,438
          Conversion of interest payable to common stock ......          --             --           15,308
          Issuance of treasury stock to 401(k) Plan ...........        21,644         31,913         22,911
          Accrued loss for disposal of discontinued operations        156,997           --             --
    Changes in assets and liabilities-
       Accounts receivable ....................................          --          (74,624)        54,824
       Inventory - ............................................       429,832       (518,598)
       Prepaids and other current assets ......................        48,812         54,130          9,896
       Deposits and other .....................................          --          (13,762)       (31,631)
       Accounts payable and accrued liabilities ...............      (246,892)       235,191        (47,825)
       Accrued salaries and employee benefits .................        72,638         66,300        (30,612)
       Accrued warranty costs and other .......................          --           15,524        (11,149)
       Net change in operating assets of
          discontinued operations .............................       171,294           --             --
                                                                  -----------    -----------    -----------
              Net cash used in operating activities ...........    (1,145,271)    (2,342,497)    (2,770,664)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets .................................          --         (379,784)      (657,566)
    Purchase of fixed assets related to discontinued operations       (36,183)          --             --
    Proceeds from sale of technology ..........................       229,074           --             --
    Purchases of short-term investments .......................          --             --       (5,400,577)
    Proceeds from sales of short-term investments .............       440,659      4,020,238      3,621,823
                                                                  -----------    -----------    -----------
              Net cash provided by (used in)
                 investing activities .........................       633,550      3,640,454     (2,436,320)
                                                                  -----------    -----------    -----------

The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.
                                ----------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                                     For the Years Ended
                                                                          December 31,
                                                              ----------------------------------
                                                              1997            1996          1995
                                                              ----            ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under term loan agreement   $      --      $      --      $   877,708
    Payments on borrowings under term loan agreement .          --         (315,924)    (1,081,838)
    Proceeds from convertible note payable ...........          --             --        1,500,000
    Proceeds from issuance of common stock,
       net of stock issuance costs ...................          --          (13,000)     3,751,818
    Repurchase of common stock .......................          (140)          (427)       (18,731)
    Sale of treasury stock ...........................          --             --            1,725
    Proceeds from exercise of stock options ..........          --             --              372
                                                         -----------    -----------    -----------
              Net cash (used in) provided by financing
                 activities ..........................          (140)      (329,351)     5,031,054
                                                         -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS ......................................      (511,861)       968,606       (175,930)

CASH AND CASH EQUIVALENTS, beginning of period .......     1,479,937        511,331        687,261
                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period .............   $   968,076    $ 1,479,937    $   511,331
                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
       Conversion of interest payable to common stock    $      --      $      --      $    15,308
                                                         ===========    ===========    ===========
       Conversion of notes payable to common stock ...   $      --      $      --      $ 1,500,000
                                                         ===========    ===========    ===========
       Cash paid for interest ........................   $     3,536    $    29,875    $    81,045
                                                         ===========    ===========    ===========
       Unearned balance of deferred compensation plan    $    12,366    $      --      $      --
                                                         ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                                SWEETWATER, INC.
                                ----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 1997
                                -----------------


(1)     BUSINESS, DISCONTINUED OPERATIONS, ASSET
        ----------------------------------------
           IMPAIRMENT AND CONTINUING OPERATIONS
           ------------------------------------
SWWT, Inc., formerly known as SweetWater, Inc. (the "Company"), has specialized in the development, marketing and sale of water filtration and purification devices and technologies to address health concerns resulting from the microbiological contamination of drinking water. The Company's products have been principally marketed to outdoor supply retailers across the United States. A significant portion of the Company's revenues have been derived from sales to one national outdoor supply retailer (Note 6).

Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $11.1 million as of December 31, 1997. Operating losses increased in 1996, as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company suspended its efforts to manufacture and market this product, sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000. The Company had no amounts capitalized related to this product.

During 1997, the Company reduced its personnel, discontinued its research and development efforts and initiated a cost containment program designed to reduce general and administrative costs, conserve its cash reserves and enable the Company to concentrate its resources on the manufacture and sale of its portable water filtration and purification products (the "Outdoor Business").

       Discontinued Operations
       -----------------------
On October 21, 1997, the Company and Cascade Design, Inc. ("Cascade") executed an Asset Purchase Agreement (the "Sale Agreement") pursuant to which the Company agreed to sell substantially all the operations and operating assets of the Company related to the manufacture and distribution of portable water filtration and purification products for outdoor use, to Cascade (the "Sale Transaction"), for cash. The Sale Transaction was approved by the shareholders of the Company on February 5, 1998 and closing of the sale occurred on February 6, 1998. The effect of the sale is detailed in the Pro Forma Balance Sheet information included in Note 10. Upon closing, the Company changed its name to SWWT, Inc.

In May 1997, the Company and Eric M. Reynolds (President, Chief Executive Officer and a director of the Company), Patrick E. Thomas (Vice President and Chief Financial Officer of the Company), and Jerry L. Cogdill (Chief of Operations for the Company) (collectively, "Management"), entered into an agreement (the "Management Agreement") pursuant to which Management agreed to remain with the Company through January 31, 1998, in exchange for certain performance bonuses and a right of first refusal to purchase the Outdoor Business under certain conditions. The right of first refusal did not occur. Management received a bonus, based on the price paid by Cascade, of approximately $523,000, of which approximately $114,000 was earned and accrued at December 31, 1997, and the remainder is factored into the "accrued loss for disposal of discontinued operations."

The Company had net sales for the years ended 1997, 1996 and 1995 of approximately $1,638,000, $2,064,000 and $2,163,000, respectively.

       Impairment Loss Recognized in 1996
       ----------------------------------
Long-lived assets held and used in the Company's portable water filtration and purification business, including certain manufacturing equipment and related intangible assets, were reviewed for possible impairment because events or changes in the Company's circumstances, as described above, indicated that their carrying amounts may not be recoverable. An impairment loss was recognized and the net book value of such assets was reduced based on the Company's estimate of the fair market value of such assets. The Company's estimate of fair market value was based on third party estimates as well as the Company's estimate of future cash flows to be generated from the use of such assets. As a result, during 1996, the Company recorded an impairment loss of $685,838. The related assets were reflected in the accompanying balance sheets at their estimated fair market value of $475,000 as of December 31, 1996.

       Continuing Operations
       ---------------------
Immediately after closing the Sale Transaction and paying related and retained liabilities, the Company's assets will be limited to approximately $1.4 million in cash and cash equivalents. The Company has no further operating business and its management and administrative staff have been reduced to a minimum required to maintain and to fulfill its reporting obligations. The Board of Directors is exploring opportunities to effect an acquisition, whether by merger, exchange or issuance of capital stock, acquisition of assets or other similar business combination, with a privately-held business which the Board believes may have significant growth potential.

In the statements of operations for the years ending December 31, 1997, 1996 and 1995, the remaining financial statement balances for sales and marketing and research and development represent the operating expenses incurred to develop the home use water purification technology which was sold in the second quarter of 1997. The remaining financial statement balances represent the Company's general and administrative overhead not attributable to either the portable Outdoor Business or the indoor home use products and technology. Salaries attributable to corporate general and administrative expenses were $70,000, $70,000 and $70,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
       Basis of Presentation
       ---------------------
The balance sheet as of December 31, 1997 and the statements of operations for the three years ending December 31, 1997 have been restated under Accounting Principles Board Opinion No. 30 as a result of the execution of the Sale Agreement and shareholder approval obtained on February 5, 1998.

       Cash and Cash Equivalents
       -------------------------
For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997, the Company's cash and cash equivalents consisted of demand deposits and money market accounts in banks and other financial institutions, which approximated market value.

       Short-Term Investments
       ----------------------
Short-term investments consist of U.S. Federal Government, Federal Government Agency-backed securities and corporate notes with maturities of less than one year. These securities are classified as "held-to-maturity" investments as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996, these securities had an amortized cost basis of $440,659 , which approximated fair value. No such securities were held as of December 31, 1997.

       Inventory
       ---------
Inventory is stated at the lower of cost (first-in, first-out) or market, and consists primarily of component parts, including filter accessories and pump assemblies. Finished goods include material costs, labor and manufacturing overhead. Inventory, included in net assets of discontinued operations at December 31, 1997, consists of the following at December 31, 1997 and 1996.

                                           1997        1996
                                           ----        ----
     Raw materials ..................   $ 382,371    $ 669,736
     Finished goods .................     436,729      225,495
                                          -------      -------
                                          819,100      895,231
     Less- Reserve for obsolescence      (185,000)    (205,000)
                                         --------     --------
                                        $ 634,100    $ 690,231
                                        =========    =========


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

       Income Taxes
The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. Such deferred income tax assets and liabilities are based on enacted tax laws. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note7).

         Treasury Stock
Treasury stock purchases are accounted for at cost, and are reflected as a reduction of common stock and additional paid-in capital in the accompanying balance sheets.

       Loss Per Share
In February 1997, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No.128, Earnings Per Share. This statement establishes new standards for computing and presenting earnings per share and, as required, has been adopted retroactively by the Company in the accompanying financial statements. Adoption of the standard had no material impact on reported earnings per share and required financial statement disclosures. Outstanding options and warrants for the Companys common stock have been excluded from the computations of earnings per share as they are antidilutive for the periods presented.

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

       Asset Impairment
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFASNo. 121). The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. As discussed more fully in Note 1, the Company reviewed its long-lived assets for impairment and recorded an impairment loss of $685,838 for the year ended December 31, 1996 related to its equipment used in operations and intangible assets. The impairment charge is included in the loss from discontinued operations for 1996.

(3)    STOCKHOLDERS EQUITY
       Private Placement Offering
In November 1995, the Company completed a private placement of its common stock. In connection with the offering, 1,335,078 shares of common stock were sold at a price of $4 per share, providing net proceeds to the Company of approximately $5,267,100. This included the conversion of a $1,500,000 Convertible Subordinated Promissory Note issued in September 1995 to an existing shareholder of the Company and accrued interest of $15,308 at $4 per share of common stock (Note5).

       Preferred Stock
The Company is authorized to issue 6,462,500 shares of $.001 par value, preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors.

(4)    STOCK OPTIONS AND WARRANT
In October 1993, the Company adopted a Stock Option Plan (the Plan) to provide directors, officers, employees and consultants options to purchase up to 250,000 shares of the Companys common stock. Under the terms of the Plan, the Board of Directors may grant either nonqualified or incentive stock options as defined by the Internal Revenue Service. The purchase price of shares subject to incentive stock options is the fair market value of the Companys common stock on the date of grant. The purchase price of a nonqualified option must not be less than the par value of the stock. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price of an incentive stock option must be at least 110% of the fair market value at the date of grant and the exercise term cannot exceed five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. The Board of Directors has determined that the options outstanding will vest 25% over the first year with the remaining 75% vesting on a straight-line basis over the remaining 36 months. If the employment of a participant is terminated for any reason other than death or disability, any stock options then held by the participant which are currently exercisable shall remain exercisable after the termination of employment for a period of three months, but no later than the specified expiration date.

In addition to the Stock Option Plan, the Company has issued non-plan options to certain directors, officers, employees and consultants since 1993. As part of the Form S-8 Registration Statement filed in April 1996, the Company registered an aggregate 382,915 shares reserved for issuance pursuant to non-plan option agreements with certain named individuals as well as the 250,000 shares of the Plan. The non-plan options primarily vest over a four-year period with an approximate 20% to 60% vesting on the date of grant with the remaining vesting on a straight-line basis.

In April 1994, the Company granted an option to purchase 17,000 shares of common stock at a purchase price of $8.125 per share to each of its five non-employee directors. Each option became exercisable with respect to 5,000 shares on July13, 1994; an additional 3,000 shares became exercisable on April25, 1995, and on each subsequent anniversary thereof. On November7, 1995, the Company canceled all non-exercisable options (9,000 options per non-employee director) and issued 240,000 additional options to purchase shares of common stock at $4.00 per share. A directors ability to exercise the option is limited in the event he ceases to be a director. No options have been exercised under the non-employee director stock option plan to date.

In conjunction with the Sale Transaction, all unexercised stock options held by employees, directors and consultants expired on February6, 1998. No stock options were exercised subsequent to yearend.


Fixed Assets
------------

Depreciation of fixed assets is computed on a straight-line basis over a period of one to three years. Replacements, renewals and improvements are capitalized and costs for repairs and maintenance are expensed as incurred.

Revenue Recognition
-------------------
Revenue is generally recorded upon passage of title when the product is shipped.


Research and Development
------------------------

Research and development costs are expensed as incurred and consist primarily of salaries, supplies, depreciation and contract services.

Income Taxes
------------
The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. Such deferred income tax assets and liabilities are based on enacted tax laws. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 7).


Treasury Stock
--------------
Treasury stock purchases are accounted for at cost, and are reflected as a reduction of common stock and additional paid-in capital in the accompanying balance sheets.

Loss Per Share
---------------
In February 1997, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share and, as required, has been adopted retroactively by the Company in the accompanying financial statements. Adoption of the standard had no material impact on reported earnings per share and required financial statement disclosures. Outstanding options and warrants for the Company's common stock have been excluded from the computations of earnings per share as they are antidilutive for the periods presented.

Use of Estimates
----------------

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

Asset Impairment
-----------------
The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. As discussed more fully in Note 1, the Company reviewed its long-lived assets for impairment and recorded an impairment loss of $685,838 for the year ended December 31, 1996 related to its equipment used in operations and intangible assets. The impairment charge is included in the loss from discontinued operations for 1996.

(3) STOCKHOLDERS' EQUITY
------------------------
Private  Placement  Offering
-----------------------------
In November 1995, the Company completed a private placement of its common stock. In connection with the offering, 1,335,078 shares of common stock were sold at a price of $4 per share, providing net proceeds to the Company of approximately $5,267,100. This included the conversion of a $1,500,000 Convertible Subordinated Promissory Note issued in September 1995 to an existing shareholder of the Company and accrued interest of $15,308 at $4 per share of common stock (Note 5).

Preferred Stock
---------------

The Company is authorized to issue 6,462,500 shares of $.001 par value, preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors.

(4) STOCK OPTIONS AND WARRANT
-----------------------------
In October 1993, the Company adopted a Stock Option Plan (the "Plan") to provide directors, officers, employees and consultants options to purchase up to 250,000 shares of the Company's common stock. Under the terms of the Plan, the Board of Directors may grant either "nonqualified" or "incentive stock options" as defined by the Internal Revenue Service. The purchase price of shares subject to incentive stock options is the fair market value of the Company's common stock on the date of grant. The purchase price of a nonqualified option must not be less than the par value of the stock. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price of an incentive stock option must be at least 110% of the fair market value at the date of grant and the exercise term cannot exceed five years from the date of grant. All other options granted under the Plan are exercisable up to 10 years from the date of grant. The Board of Directors has determined that the options outstanding will vest 25% over the first year with the remaining 75% vesting on a straight-line basis over the remaining 36 months. If the employment of a participant is terminated for any reason other than death or disability, any stock options then held by the participant which are currently exercisable shall remain exercisable after the termination of employment for a period of three months, but no later than the specified expiration date.

In addition to the Stock Option Plan, the Company has issued non-plan options to certain directors, officers, employees and consultants since 1993. As part of the Form S-8 Registration Statement filed in April 1996, the Company registered an aggregate 382,915 shares reserved for issuance pursuant to non-plan option agreements with certain named individuals as well as the 250,000 shares of the Plan. The non-plan options primarily vest over a four-year period with an approximate 20% to 60% vesting on the date of grant with the remaining vesting on a straight-line basis.

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

In conjunction with the Sale Transaction, all unexercised stock options held by employees, directors and consultants expired on February 6, 1998. No stock options were exercised subsequent to yearend.

                                                               Number of Shares
                                                               ----------------
                                                          Officers          Employees
                                                             and               and        Per Share
                                                          Directors          Others     Exercise Price
                                                          ---------          ------     --------------
         Balance, December 31, 1994                       166,667            37,916    $  .47- $8.125

             Granted                                      360,250            52,277    $  1.00- $4.00
             Exercised                                   -                     (800)   $     .47
             Canceled                                     (45,000)             (867)   $  .47- $8.125
                                                       ----------        ----------       ---------------

         Balance, December 31, 1995                       481,917            88,526    $  .47- $8.125

             Granted                                       50,000            53,400             $4.00
             Exercised                                   -                    -                    -
             Canceled                                     (31,000)           (5,776)            $4.00
                                                       ----------        ----------    --------------
         Balance, December 31, 1996                       500,917           136,150    $  .47- $8.125

             Granted                                       25,000               500    $   .50- $4.00
             Exercised                                   -                    -                   -
             Canceled                                     (42,667)         (105,561)   $  .47- $8.125
                                                       ----------        ----------     -------------
         Balance, December 31, 1997                       483,250            31,089    $  .50- $8.125
                                                          =======          ========     =============

         Exercisable at December 31, 1997                 306,462            22,227    $  .50- $8.125
                                                          =======          ========     =============

The exercise prices for the options to purchase 514,339 shares of common stock include 25,000 shares at $0.50, 2,000 shares at $1.00, 447,339 shares at $4.00 and 40,000 shares at $8.125. The exercise prices for the exercisable options to purchase 328,689 shares of common stock include 25,000 shares at $0.50, 1,000 shares at $1.00, 262,689 shares at $4.00 and 40,000 shares at $8.125.

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
                                               Year Ended December 31,
                                       ---------------------------------------
                                       1997              1996             1995
                                       ----              ----             ----

       Risk-free interest rate         5.36%             5.96%            5.57%
       Dividend rate                      0%                0%               0%
       Expected volatility           116.26%           116.26%           82.51%
       Expected life               3.0 years         4.0 years        3.0 years

Using these assumptions, the fair value of the stock options granted in 1997, 1996 and 1995 was approximately $9,401 or $0.37 per option, $263,575 or $2.55 per option and $757,232 or $1.84 per option, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net loss and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                                                 Year Ended December 31,
                                            --------------------------------
                                            1997          1996          1995
                                            ----          ----          ----
        Net loss:
           As reported                   $ (1,342)      $(4,232)      $(2,605)
           Pro forma                     $ (1,607)      $(4,476)      $(2,641)

        Net loss per common share:
           As reported                   $  (0.43)      $(1.38)       $(1.34)
           Pro forma                     $   (.52)      $(1.46)       $(1.36)

In September 1995, the Company issued a warrant for the purchase of 88,435 shares of common stock in connection with the issuance of the $1,500,000 Convertible Promissory Note (Note 5).

(5)    RELATED PARTY TRANSACTIONS
       --------------------------
In September 1995, a stockholder purchased a $1,500,000 Convertible Subordinated Promissory Note and a Warrant to purchase 88,435 shares of common stock at $4 per share for a total purchase price of $1,500,000. In November 1995, the note and related interest accrued at the prime rate were converted into 378,828 shares of common stock in connection with the private placement of common stock. The warrant has not been exercised and expires in September 2000.

In 1996, the Company retained a financial advisor as its exclusive agent to pursue certain financial and strategic objectives of the Company. A director of the Company is also a managing director of this financial advisor. Amounts paid to this financial advisor during 1996 totaled approximately $350,000.

(6)    MAJOR CUSTOMERS AND SUPPLIERS
       -----------------------------
During 1997, 1996 and 1995 sales to one customer represented approximately 37%, 31% and 36% of total sales for those years, respectively.

(7)    INCOME TAXES
       ------------
As of December 31, 1997 and 1996, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $9,600,000 and $8,200,000, respectively. Based on an effective tax rate of 38%, the Company's related deferred tax assets were approximately $3,600,000 and $3,100,000 as of December 31, 1997 and 1996, respectively. The NOL carryovers expire from the year 2006 through the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

The Company has determined that approximately $4,125,000 and $3,633,000 of net deferred tax assets as of December 31, 1997 and 1996, respectively, do not satisfy the realization criteria set forth in SFAS No. 109. Recognition of these benefits requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been recorded to fully offset these net deferred tax assets.

The components of the net deferred tax assets as of December 31, 1997 and 1996, were as follows:

                                                 1997            1996
                                                 ----            ----

Net operating loss carryforwards ........   $ 3,600,000    $ 3,100,000

Capitalization of organization and
start up costs for tax purposes .........        42,000         86,000

Depreciation ............................        14,000          6,000

Accruals not deducted for tax purposes ..       148,000        180,000

Asset impairment ........................       261,000        261,000

Loss on disposal for discontinued options        60,000           --

Less- Valuation allowance ...............    (4,125,000)    (3,633,000)
                                             ----------     ----------
                                             $      -       $       -
                                             ==========     ==========

(8) 401(K) PROFIT SHARING PLAN AND TRUST
    ------------------------------------
Pursuant to the Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company has agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employee salary deferral. Under the 401(k) Plan, the Company may also elect to make discretionary contributions. Employees vest in Company contributions over six years of service with the Company. Forfeitures of the unvested portion are allocated to the remaining employees in the plan proportionately, based upon current year compensation. During 1997, 1996, and 1995, 50,871 and 9,969 and 5,726 respectively, shares of common stock were issued to the 401(k) plan.

(9) COMMITMENTS AND CONTINGENCIES
    -----------------------------


In August 1997, the Company entered into a new lease which commenced October 1997, and will continue for a three year period unless canceled between June 1, 1998 and July 15, 1998. Upon consummation of the Sale Transaction, the lease was assigned to, and assumed by, Cascade. Minimum future lease obligations under the new lease would have been $6,011 per month for the period from October 1, 1997 through June 1, 1998, and, if the lease continued, after June 1, 1998, minimum future lease obligations would have been $6,011 per month through September 30, 1998; $6,191 per month from October 1, 1998 through September 30, 1999; and $6,377 per month from October 1, 1999 through September 30, 2000. The Company's new Corporate headquarters is 3492 West 109th Circle, Westminster, Colorado 80030.

The Company retained all liabilities related to its operations prior to the closing of the Sale Transaction, with the exception of product warranty liabilities, which were assumed by Cascade. The liabilities retained by the Company include, among others, product liabilities and any environmental liabilities arising out of the Company's operations prior to the Sale or its prior leases of facilities. The Company has product and general liability insurance on an occurrence basis which provides up to $11 million in coverage for occurrences up to the date of the Sale Transaction and $1 million for occurrence after the date of the Sale Transaction. The Company has not incurred any product liabilities since its inception.

(10) PRO FORMA FINANCIAL INFORMATION
     -------------------------------
The following pro forma financial information gives effect to the Sale of Assets to Cascade Designs, Inc. on February 6, 1998 ("Sale Transaction"). The Pro Forma Balance Sheet gives effect to the Sale Transaction as if it had occurred on December 31, 1997.

                                                                               Pro Forma
                                                December 31,     Pro Forma    December 31,
                                                    1997        Adjustments      1997
                                                    ----        -----------      ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...............   $   968,076   $ 1,528,500    $ 2,496,576
    Prepaids and other current assets .......         2,476          --            2,476
    Assets held for sale ....................       970,497      (970,497)          --
                                                -----------   -----------    -----------
              Total current assets ..........     1,941,049       558,003      2,499,052
                                                -----------   -----------    -----------
TOTAL ASSETS ................................   $ 1,941,049   $   558,003    $ 2,499,052
                                                ===========   ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable and other accrued
       liabilities ..........................   $   246,464   $      --      $   246,464
    Accrued salaries and benefits ...........       165,620       665,000        830,620
    Accrued loss for disposal of discontinued
       operations ...........................       156,997      (106,997)        50,000
                                                -----------   -----------    -----------
              Total current liabilities .....       569,081       558,003      1,127,084
                                                -----------   -----------    -----------
STOCKHOLDERS' EQUITY ........................     1,371,968          --        1,371,968
                                                -----------   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY ..................................   $ 1,941,049   $   558,003    $ 2,499,052
                                                ===========   ===========    ===========

Cash and cash equivalents represent the December 31, 1997 pro forma projected gross cash proceeds received on sale of assets as if the sale took place on December 31, 1997. Actual gross cash proceeds from the Sale Transaction will differ due to changes in the Closing Asset Value between December 31, 1997 and the Closing Date, February 6, 1998.

In the table below the December 31, 1997 balance sheet information, estimated gross sales proceeds and estimated gain on sale of assets has been provided as additional information. Under the Sale Agreement, accounts receivable, inventories, prepaid expenses, deposits, fixed assets and other assets were sold at book value as of February 6, 1998, plus $300,000. Liabilities assumed include equipment leases and product warranties. The Company expects a loss on operations from December 31, 1997 to the expected sale date of approximately $50,000 and transaction costs plus severance and the management bonuses of approximately $107,000, net of gain on sale of assets.

                                                               December 31, 1997
                                                               -----------------
     Accounts receivable                                           $    77,386
     Inventory                                                         634,100
     Prepaid expenses                                                    7,172
     Fixed assets                                                      309,823
     Deposits and other                                                  6,436
                                                                  ------------
     Subtotal assets to be sold                                      1,034,917
     Liabilities to be assumed                                          64,420
                                                                  ------------
     Net assets to be sold                                             970,497
     Pro forma gross sales proceeds                                  1,528,500
                                                                  ------------
     Estimated gain on sale of assets                                  558,003
     Estimated severance, management bonuses and
         transaction costs                                             665,000
     Expected loss on operations prior to sale of assets                50,000
                                                                  ------------
     December 31, 1997 accrued loss for disposal of
         discontinued operations                                   $  (156,997)
                                                                    ==========

Trade payables and other accrued expense in the ordinary course of business remain liabilities of the Company. Pro forma adjustments included are severance payments and management bonuses due under the Management Agreement.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.


ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON AND REPORTS ON FORM 8-K

Documents filed as part of this Report:
---------------------------------------

     Financial Statements and Financial Statement Schedules - See Index to Financial Statements and Financial Statement Schedules at Item 8 of this report.

     All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

     Reports on Form 8-K:

     A Report on Form 8-K was filed on November 5, 1997. A Report on Form 8-K was also filed on February 23, 1998.

     Exhibits:
     ---------

         Reference is made to the accompanying Index of Exhibits.


                                     PART V

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SweetWater, Inc.
                                  (Registrant)


                                        /s/ Patrick E. Thomas
                                        ---------------------
                                        Patrick E. Thomas
                                        President and Chief Executive Officer

                                        Date: March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Patrick Thomas                                     March 30, 1998
------------------
Patrick Thomas
Chief Executive Officer, President,
Chief Financial Officer
(Principal Financial Officer)


-------------------                                    March __, 1998
Clarke H. Bailey
Director


/s/ Thomas Barnds                                      March 30, 1998
-----------------
Thomas Barnds
Director


/s/ Thomas A. Barron                                   March 30, 1998
--------------------
Thomas A. Barron
Director

-----------------------                                March __, 1998
Blair W. Effron
Director


/s/ Peter Gilson                                       March 30, 1998
----------------
Peter Gilson
Chairman of the Board
Director

/s/ Randall A. Hack                                    March 30, 1998
-------------------
Randall A. Hack
Director


/s/ M. Leo Hart                                        March 30, 1998
---------------
M. Leo Hart
Director

                                INDEX OF EXHIBITS


No.               Exhibit Document                                   Exhibit No.
---               ----------------                                   -----------

(2)               Not Applicable

(3)               Articles of Incorporation and by-laws

         (A)      Certificate of Incorporation, as amended                 3(A)

         (B)      By-laws(1)

(4)               Instruments defining the rights of security holders,
                    including indentures

         (A)      Excerpts from the Certificate of Incorporation,
                    as amended                                             4(A)


         (B)      Excerpts from the By-laws(1)


         (C)      Specimen stock certificate(2)

(9)               Not Applicable

(10)              Material Contracts


     (a) Form of Stock Purchase Agreement by and between the Company and The Forschner Group, Inc.(now known as Swiss Army Brands, Inc.)(1)

     (b) Form of Stock Purchase Agreement by and between the Company and certain purchasers of Series A Preferred Stock(1)

     (c)  1993 Stock Option Plan, as amended(2),(11)

     (d) Form of Non-Incentive Stock Option Agreement for options which were not issued under the 1993 Stock Option Plan(2),(11)

     (e) Lease Agreement dated December 12, 1994 between the Company and Pratt Land Limited Liability Company(3)

     (f)  Note and Warrant Agreement dated September 26, 1995(6)

     (g) Common Stock Purchase Warrant issued to Forschner Enterprises, Inc. (now known as Hudson River Capital LLC)(6)

     (h) Subscription Agreement by and between the Company and Nassau Capital Partners in connection with the 1995 private placement of shares of Common Stock;(7)

     (i) Form of Subscription Agreement executed by the Company and certain investors in connection with the 1995 private placement of shares of Common Stock.(7)

     (j)  Form of Director's Stock Option Agreement.(7)

     (k) Letter Agreement dated April 17, 1997 by and between SweetWater, Inc. and American Standard Inc.(8)

     (l) Agreement dated as of May 9, 1997 by and among SweetWater, Inc. and Eric M. Reynolds, Patrick Thomas and Jerry Cogdill(8)

     (m) Termination of Lease Agreement dated May 29, 1997 by and between SweetWater, Inc. and Pratt Land Company, LLC.(9)

     (n) Lease agreement dated August 1, 1997 by and between SweetWater, Inc. and Edwin Kanemoto, Dale Kanemoto and Karen K. Wood.(9)

     (o) Asset Purchase Agreement dated as of October 21, 1997 (the "Asset Purchase Agreement") by and between SweetWater, Inc., a Delaware corporation, and Cascade Designs, Inc., a Washington corporation ("Purchaser"). (A list of exhibits and schedules to the Purchase Agreement is attached thereto. The Registrant agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibits or schedules not otherwise filed herewith.)(10)


(11.1)            Not Applicable

(12)              Not Applicable

(13)              Not Applicable

(16)              Not Applicable

(18)              Not Applicable

(21)              Not Applicable

(22)              Not Applicable

(23)              Consent of experts and counsel                        23

(24)              Not Applicable

(27)              Financial Data Schedule                               27

(28)              Not Applicable

(99)              Not Applicable


    (1) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1, Registration No. 33-71036, as filed on October 29, 1993, and are incorporated herein by reference.

    (2) These exhibits were filed as exhibits to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-71036, as filed on December 13, 1993, and are incorporated herein by reference.

    (3) These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1994, as filed on March 30, 1995, and are incorporated herein by reference.

    (4) These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended March 31, 1995, as filed on May 12, 1995, and are incorporated herein by reference.

    (5) These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended June 30, 1995, as filed on August 12, 1995, and are incorporated herein by reference.

    (6) These exhibits were filed as exhibits to the Company's Form 8-K as filed on October 2, 1995, and are incorporated herein by reference.

    (7) These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1995, as filed in March 29, 1996, and are incorporated herein by reference.

    (8) These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended March 31, 1997, as filed on May 16, 1997, and are incorporated herein by reference.

    (9) These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended June 30, 1997, as filed on August 11 1997, and are incorporated herein by reference.

    (10) These exhibits were filed as exhibits to the Company's Form 8-K, as filed on February 23, 1998, and are incorporated herein by reference.

    (11)     Constitutes  a  "management   contract  or  compensatory   plan  or
arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.

                                                                    Exhibit 3(A)


                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                                SWEETWATER, INC.

                    _________________________________________

                         Pursuant to Section 242 of the
                             General Corporation Law

                    _________________________________________




                  SweetWater, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), hereby certifies as follows:


                  FIRST:            Article FIRST of the Certificate of
Incorporation is hereby amended to read in its entirety as follows:


                  "FIRST.  The name of the Corporation is SWWT, Inc."


                  SECOND: The foregoing amendment has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware and was approved by a majority of the issued and outstanding shares entitled to vote thereon at a Special Meeting of Stockholders of the Corporation held on February 5, 1998.


                  IN  WITNESS   WHEREOF,   the  undersigned  has  executed  this
Certificate this 6th day of February, 1998.



                                                /s/ Patrick E. Thomas
                                                ---------------------
                                                Patrick E. Thomas
                                                President and Chief
                                                Executive Officer

                          CERTIFICATE OF INCORPORATION

                                SWEETWATER, INC.


                  FIRST.            The name of the corporation is:

                                SWEETWATER, INC.

                  SECOND. The address of the registered office of the corporation in the State of Delaware is 15 E. North Street, City of Dover, County of Kent, Delaware 19901, and the name of its registered agent at that address is Incorporating Services, Ltd.

                  THIRD.            The purpose of the corporation is to engage
in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

                  FOURTH. The total number of shares of stock which the corporation is authorized to issue is fifteen million (15,000,000) shares, of which eight million (8,000,000) shares of the par value of $.001 each are Common Stock and seven million (7,000,000) shares of the par value of $.001 each are Preferred Stock.

                  Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the corporation is authorized to fix or alter the rights, powers, preferences and privileges, and the qualifications, limitations or restrictions thereof, of any series of preferred stock, including but not limited to dividend rights, dividend rate, conversion rights, voting rights, and liquidation preferences; and to fix the number of shares constituting any such series and the designation thereof; and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding).

                  Of the Preferred Stock, 6,450,000 shares shall be designated Series A Preferred Stock ("Series A Preferred") with the rights and preferences set forth below.

                           A. Issuance: The series of Series A Shares shall consist of 6,450,000 shares.

                           B. Voting Rights:  The holder of each share of Series
                  A Preferred shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred could be converted and, except as otherwise required by law, shall have voting rights and powers equal to the voting rights and powers of the Common Stock.

                           C. Dividends. The holders of Series A Shares shall be
                  entitled, when and if declared by the Board of Directors of the corporation, to annual dividends out of retained earnings of the corporation, provided, however, that no dividend or distribution may be declared or paid on any share of Common Stock unless at the same time an equivalent dividend or distribution is declared or paid on each outstanding share of Series A Preferred. Each share of Series A Preferred outstanding shall be deemed converted into Common Stock as provided in Section E below for purposes of determining the dividend or distribution payable on shares of Series A Preferred. The right to such dividends on shares of Series A Preferred shall not be cumulative, and no right shall accrue to holders of Series A Preferred by reason of the fact that dividends on said shares are not declared in any prior period.

                           D.       Rights on Liquidation, Dissolution and
                                    Winding Up.

                                    Liquidation.    In   the    event   of   any
                  liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, the assets of the corporation available for distribution to shareholders shall be distributed as follows:

                                    a) Holders of Series A Preferred shall first
                           be entitled to receive prorata an amount equal to $.3876 per share of Series A Preferred ("Series A Original Purchase Price"), plus any declared and unpaid dividends thereon (said aggregate per share amount being referred to herein as the "Series A Preferred Liquidation Preference".)

                                    b)  After  the   payment   referred   to  in
                           subsection (a) above shall have been made in full to the holders of Series A Preferred, holders of Common Stock shall then be entitled to receive prorata an amount per share equal to the Series A Preferred Liquidation Preference.

                                    c)  After  the   payments   referred  to  in
                           subsections (a) and (b) above have been made in full, holders of Series A Preferred and holders of Common Stock shall be entitled to participate prorata on a share for share basis in the distribution of any additional assets of the corporation, holders of Series A Preferred being treated on an as-converted basis for this purpose.

                           E. Conversion. The holders of Series A Preferred shall have conversion rights as follows:

                                    1. Right to Convert.  Each share of Series A
                  Preferred shall be convertible, at the option of the holder thereof, at any time after issuance, at the office of the corporation or any transfer agent for the Series A Preferred, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series A Original Purchase Price by the Series A Conversation Price in effect at the time of conversion. The Series A Conversion Price shall initially be $.3876 and shall be subject to adjustment as hereinafter provided.

                                    2.  Mechanics  of  Conversion.   Before  any
                  holder of Series A Preferred shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of the corporation or of any transfer agent for the Series A Preferred, and shall give written notice to the corporation at such office that he elects to convert the same. The corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred a certificate or certificates for the number of shares of Common Stock to which he shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

                                    3. Fractional  Shares.  No fractional shares
                  of Common Stock shall be issued upon conversion of the Series A Preferred. Fractional shares shall not be issued and in lieu of any fractional share to which the holder would otherwise be entitled, the corporation shall pay cash equal to such fraction multiplied by the then applicable Series A Conversion Price.

                                    4. Adjustment of Series A Conversion  Price.
                  The Series A Conversion Price for each Series A Share, whether or not issued, shall be subject to adjustment from time to time as follows:

                                    a) If the  number of shares of Common  Stock
                           outstanding at any time after the date hereof is increased by a stock dividend payable in shares of

                           Common Stock or by a subdivision or split-up of shares of Common Stock, then on the date such payment is made or such change is effective, the Series A Conversion Price shall be appropriately decreased so that the number of shares of Common Stock issuable upon conversion of any share of Series A Preferred shall be increased in proportion to such increase of outstanding shares.

                                    b) If the  number of shares of Common  Stock
                           outstanding at any time after the date hereof is decreased by a combination of the outstanding shares of Common Stock, then on the effective date of such combination, the Series A Conversion Price shall be appropriately increased so that the number of shares of Common Stock issuable upon conversion of any share of Series A Preferred shall be decreased in proportion to such decrease of outstanding shares.

                                    (c) If at any time  after  the  date  hereof
                           there occurs any capital reorganization, or any reclassification of any stock of the corporation (other than a change in par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or the merger of the corporation with or into another person (other than a consolidation or merger in which the corporation is the continuing entity and which does not result in any change in the Common Stock), or the sale or other disposition of all or substantially all of the properties and assets of the corporation as an entity to any other person, the shares of the Series A Preferred shall, after such reorganization, reclassification, consolidation, merger, sale or other disposition, be convertible into the kind and number of shares of stock or other securities or property of the corporation or of the entity resulting from such consolidation or surviving such merger or to which such properties and assets shall have been sold or otherwise disposed of to which such holder would have been entitled if, immediately prior to such reorganization, reclassification, consolidation, merger, sale or other disposition, he had converted his shares of Series A Preferred into Common Stock. The provisions of this Subsection
                          (c) shall similarly  apply to successive reorganiza-
                           tions, reclassification, consolidations, mergers, sales or other dispositions.

                                    F. No Impairment.  The corporation shall not
                           by amendment to its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the corporation, but shall at all times in good faith assist in the carrying out of all of the provisions of Section E and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of Series A Preferred against impairment.

                                    G.  Certificate as to Adjustments.  Upon the
                           occurrence of each adjustment or readjustment of the Series A Conversion Price pursuant to Section E, the corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of affected Series A Preferred a certificate, which shall be certified by the corporation's accountants if required by such holder, setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The corporation shall, upon written request at any time of any holder of Series A Preferred, furnish or cause to be furnished to such holder a like certificate setting forth (a) such adjustments or readjustments, (b) the Series A Conversion Price in effect, and (c) the number of shares of Common Stock and the amount, if any, of other property that at the time would be received upon the conversion of the Series A Preferred.

                                    H. Notice of Record Date. In the event of any taking by the corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, the corporation shall mail to each holder of Series A Preferred, at least twenty
                           (20) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

                                    I.   Reservation   of  Stock  Issuable  Upon
                           Conversion. The corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Series A Preferred such number of its shares of Common Stock as shall form time to time be sufficient to effect the conversion of all outstanding shares the Series A Preferred; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of the then outstanding shares of Series A Preferred, the corporation shall take such corporate action as may in the opinion of its counsel be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

                                    J. Notices.  Any notice required to be given
                           to the holder of shares of Series A Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of the corporation.

                                    K.  Amendments and Changes.   As long as any
                           of the Series A Preferred shall be issued and outstanding, the corporation shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the total number of shares of Series A Preferred then outstanding:

                                            1. Increase the number of authorized
                                    shares of Series A Preferred.

                                            2. Create any new class or series of
                                    shares having rights on a parity with or superior to the rights of the Series A Preferred.

                                            3.  Amend or  change  the  Company's
                                    Articles of Incorporation or Bylaws.

                                            4.  Merge,  or  consolidate  with or
                                    into any other corporation, except into or with a wholly-owned subsidiary corporation with the requisite shareholder approval.

                                            5.  Sell,   convey,   or   otherwise
                                    dispose    of    any    material    license,
                                    intellectual   property  right,  patent,  or
                                    trade secret, or all or substantially all of the property or business of the corporation, whether in one transaction or in a series of transactions.

                                            6.  Materially or adversely alter or
                                    change the preferences, rights, privileges, powers, or the restrictions provided for the benefit of the Series A Shares.

                                            7. Amend this Section K.

                           L. No  Reissuance  of  Preferred  Stock.  No share or
                  shares of Series A Preferred acquired by the corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated from the shares that the corporation shall be authorized to issue.

                  FIFTH. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, repeal, alter, amend and rescind the Bylaws of the corporation.

                  SIXTH. The names and mailing addresses of the persons who are to serve as directors of the corporation until the first annual meeting of stockholders or until their successors are elected and qualify are:

             Name                                  Address
             ----                                  -------

          Eric Reynolds                       4725 Nautilus Court S.
                                              Boulder, CO 80301

          Sanford Platter                     4725 Nautilus Court S.
                                              Boulder, CO 80301

          Juan Rodriguez                      4517 Navajo Place
                                              Boulder, CO 80303

          Tom Barron                          545 Pearl Street
                                              Boulder, CO 80302

          James Kennedy                       The Forschner Group,Inc.
                                              151 Long Hill Cross Roads
                                              P.O. Box 874
                                              Shelton, CT 06484

          Ralph Sorenson                      603 Spruce Street
                                              Boulder, CO 80302

          Peter Gilson                        Physician's Support
                                              Services, Inc.
                                              P.O. Box 127
                                              Landisville, PA 17538


                  SEVENTH. To the fullest extent permitted by the Delaware General Corporation Law, as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director.

                  EIGHTH. The corporation expressly elects not to be governed by Section 203 of the Delaware General Corporation Law.

                  NINTH. The name and mailing address of the incorporator of the corporation is:

                     Name                                             Address
                     ----                                             -------

          David J. Cook                       1401 Walnut Street
                                              Suite 500
                                              Boulder, CO 80302


                  THE UNDERSIGNED, being the incorporator hereinbefore named, for the purpose of forming a corporation to do business both within and without the State of Delaware and in pursuance of the Delaware General Corporation Law, does make and file this Certificate hereby declaring and certifying that the facts herein stated are true, and accordingly has hereunto set his hand and seal this 16th day of September, 1993.



                                                         /s/ David J. Cook
                                                         -----------------
                                                             David J. Cook

                                                                    Exhibit 4(A)
                                  EXCERPTS FROM

                          CERTIFICATE OF INCORPORATION

                                       OF

                                SWEETWATER, INC.

                  "FOURTH. The total number of shares of stock which the corporation is authorized to issue is fifteen million (15,000,000) shares, of which eight million (8,000,000) shares of the par value of $.001 each are Common Stock and seven million (7,000,000) shares of the par value of $.001 each are Preferred Stock.

                  Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the corporation is authorized to fix or alter the rights, powers, preferences and privileges, and the qualifications, limitations or restrictions thereof, of any series of preferred stock, including but not limited to dividend rights, dividend rate, conversion rights, voting rights, and liquidation preferences; and to fix the number of shares constituting any such series and the designation thereof; and to increase or decrease the number of shares of any such series (but not below the number of shares thereof then outstanding).

                  Of the Preferred Stock, 6,450,000 shares shall be designated Series A Preferred Stock ("Series A Preferred") with the rights and preferences set forth below.

                  A. Issuance: The series of Series A Shares shall consist of 6,450,000 shares.

                  B. Voting Rights: The holder of each share of Series A Preferred shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Series A Preferred could be converted and, except as otherwise required by law, shall have voting rights and powers equal to the voting rights and powers of the Common Stock.

                  C. Dividends. The holders of Series A Shares shall be entitled, when and if declared by the Board of Directors of the corporation, to annual dividends out of retained earnings of the corporation, provided, however, that no dividend or distribution may be declared or paid on any share of Common Stock unless at the same time an equivalent dividend or distribution is declared or paid on each outstanding share of Series A Preferred. Each share of Series A Preferred outstanding shall be deemed converted into Common Stock as provided in Section E below for purposes of determining the dividend or distribution payable on shares of Series A Preferred. The right to such dividends on shares of Series A Preferred shall not be cumulative, and no right shall accrue to holders of Series A Preferred by reason of the fact that dividends on said shares are not declared in any prior period.

                  D.       Rights on Liquidation, Dissolution and Winding Up.

                  Liquidation. In the event of any liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, the assets of the corporation available for distribution to shareholders shall be distributed as follows:

                           a) Holders of Series A Preferred shall first be entitled to receive prorata an amount equal to $.3876 per share of Series A Preferred ("Series A Original Purchase Price"), plus any declared and unpaid dividends thereon (said aggregate per share amount being referred to herein as the "Series A Preferred Liquidation Preference".)

                           b) After the payment  referred to in  subsection  (a)
                  above shall have been made in full to the holders of Series A Preferred, holders of Common Stock shall then be entitled to receive prorata an amount per share equal to the Series A Preferred Liquidation Preference.

                           c) After the payments  referred to in subsections (a)
                  and (b)  above  have been  made in full,  holders  of Series A
                  Preferred and holders of Common Stock shall be entitled to participate prorata on a share for share basis in the distribution of any additional assets of the corporation, holders of Series A Preferred being treated on an as-converted basis for this purpose.

                  E. Conversion. The holders of Series A Preferred shall have conversion rights as follows:

                                  1. Right to Convert.  Each share of Series A
                  Preferred shall be convertible, at the option of the holder thereof, at any time after issuance, at the office of the corporation or any transfer agent for the Series A Preferred, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series A Original Purchase Price by the Series A Conversation Price in effect at the time of conversion. The Series A Conversion Price shall initially be $.3876 and shall be subject to adjustment as hereinafter provided.

                                    2.  Mechanics  of  Conversion.   Before  any
                  holder of Series A Preferred shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of the corporation or of any transfer agent for the Series A Preferred, and shall give written notice to the corporation at such office that he elects to convert the same. The corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred a certificate or certificates for the number of shares of Common Stock to which he shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date.

                                    3. Fractional  Shares.  No fractional shares
                  of Common Stock shall be issued upon conversion of the Series A Preferred. Fractional shares shall not be issued and in lieu of any fractional share to which the holder would otherwise be entitled, the corporation shall pay cash equal to such fraction multiplied by the then applicable Series A Conversion Price.

                                    4. Adjustment of Series A Conversion  Price.
                  The Series A Conversion Price for each Series A Share, whether or not issued, shall be subject to adjustment from time to time as follows:

                                    a) If the  number of shares of Common  Stock
                           outstanding at any time after the date hereof is increased by a stock dividend payable in shares of Common Stock or by a subdivision or split-up of shares of Common Stock, then on the date such payment is made or such change is effective, the Series A Conversion Price shall be appropriately decreased so that the number of shares of Common Stock issuable upon conversion of any share of Series A Preferred shall be increased in proportion to such increase of outstanding shares.

                                    b) If the  number of shares of Common  Stock
                           outstanding at any time after the date hereof is decreased by a combination of the outstanding shares of Common Stock, then on the effective date of such combination, the Series A Conversion Price shall be appropriately increased so that the number of shares of Common Stock issuable upon conversion of any share of Series A Preferred shall be decreased in proportion to such decrease of outstanding shares.

                                   (c) If at any time  after  the  date  hereof
                           there occurs any capital reorganization, or any reclassification of any stock of the corporation (other than a change in par value or as a result of a stock dividend or subdivision, split-up or combination of shares), or the consolidation or the merger of the corporation with or into another person (other than a consolidation or merger in which the corporation is the continuing entity and which does not result in any change in the Common Stock), or the sale or other disposition of all or substantially all of the properties and assets of the corporation as an entity to any other person, the shares of the Series A Preferred shall, after such reorganization, reclassification, consolidation, merger, sale or other disposition, be convertible into the kind and number of shares of stock or other securities or property of the corporation or of the entity resulting from such consolidation or surviving such merger or to which such properties and assets shall have been sold or otherwise disposed of to which such holder would have been entitled if, immediately prior to such reorganization, reclassification, consolidation, merger, sale or other disposition, he had converted his shares of Series A Preferred into Common Stock. The provisions of this Subsection (c) shall similarly apply to successive reorganizations, reclassification, consolidations, mergers, sales or other dispositions.

                  F. No Impairment. The corporation shall not by amendment to its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities, or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the corporation, but shall at all times in good faith assist in the carrying out of all of the provisions of Section E and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of Series A Preferred against impairment.

                  G. Certificate as to Adjustments. Upon the occurrence of each adjustment or readjustment of the Series A Conversion Price pursuant to Section E, the corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of affected Series A Preferred a certificate, which shall be certified by the corporation's accountants if required by such holder, setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The corporation shall, upon written request at any time of any holder of Series A Preferred, furnish or cause to be furnished to such holder a like certificate setting forth (a) such adjustments or readjustments, (b) the Series A Conversion Price in effect, and (c) the number of shares of Common Stock and the amount, if any, of other property that at the time would be received upon the conversion of the Series A Preferred.

                  H. Notice of Record Date. In the event of any taking by the corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, the corporation shall mail to each holder of Series A Preferred, at least twenty (20) days prior to the date specified herein, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution.

                  I.  Reservation of Stock Issuable Upon Conversion.
The corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Series A Preferred such number of its shares of Common Stock as shall form time to time be sufficient to effect the conversion of all outstanding shares the Series A Preferred; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of the then outstanding shares of Series A Preferred, the corporation shall take such corporate action as may in the opinion of its counsel be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

                  J. Notices. Any notice required to be given to the holder of shares of Series A Preferred shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of the corporation.

                  K.  Amendments and Changes.
As long as any of the Series A Preferred shall be issued and outstanding, the corporation shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the total number of shares of Series A Preferred then outstanding:

                           1. Increase the number of authorized shares of Series
                  A Preferred.

                           2. Create any new class or series of shares having rights on a parity with or superior to the rights of the Series A Preferred.

                           3.  Amend  or  change  the   Company's   Articles  of
                  Incorporation or Bylaws.

                           4. Merge, or consolidate with or into any other corporation, except into or with a wholly-owned subsidiary corporation with the requisite shareholder approval.

                           5. Sell, convey, or otherwise dispose of any material
                  license, intellectual property right, patent, or trade secret, or all or substantially all of the property or business of the corporation, whether in one transaction or in a series of transactions.

                           6. Materially or adversely alter or change the preferences, rights, privileges, powers, or the restrictions provided for the benefit of the Series A Shares.

                           7. Amend this Section K.

                  L. No Reissuance of Preferred Stock. No share or shares of Series A Preferred acquired by the corporation by reason of redemption, purchase, conversion or otherwise shall be reissued, and all such shares shall be cancelled, retired and eliminated from the shares that the corporation shall be authorized to issue."

                                      *****

                  "FIFTH. In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, repeal, alter, amend and rescind the Bylaws of the corporation."

                                      *****

                  "SEVENTH. To the fullest extent permitted by the Delaware General Corporation Law, as the same exists or may hereafter be amended, a director of the corporation shall not be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director."

                                      *****

                  "EIGHTH. The corporation expressly elects not to be governed by Section 203 of the Delaware General Corporation Law."