Form 10-Q
period 1998-03-31
SWWT INC
filed 1998-05-15
CIK 914271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from   ________________to  _______________

         Commission file number     0-25942
                                    -------

                                   SWWT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                84-1167603
---------------------------------------    -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


3492 W. 109th Circle,  Westminster, CO                                  80503
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (303) 678-0447
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   _X_             No _____

     As of March 31, 1998, 3,122,254 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                   SWWT, Inc.


                                Table of Contents


                                                                          Page


Part I.    Financial Information

       Item 1.    Financial Statements

                    Balance Sheets-
                    March 31, 1998 and December 31, 1997......................3

                    Statements of Operations-
                    Three months ended March 31, 1998 and 1997................5

                    Statements of Cash Flows
                    Three months ended March 31, 1998 and 1997................6

                    Notes to Financial Statements.............................7

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................11


Part II.   Other Information.................................................13

                                   SWWT, INC.

                                 BALANCE SHEETS


                                                                        March 31,             December 31,
                                                                           1998                  1997
                                                                           ----                  ----
                                                                                   (Unaudited)
                                 ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,334,197            $  968,076
  Prepaids and other current assets                                                                 2,476
  Net assets of discontinued operations                                                           970,497
                                                                     ---------------          -----------
                  Total current assets                                    1,334,197             1,941,049
                  Total Assets                                           $1,334,197            $1,941,049
                                                                         ==========            ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                               $     49,212            $  246,464
Accrued salaries and employee benefits                                                            165,620
Accrued loss for disposal of discontinued operations                                              156,997

Total liabilities                                                      $     49,212            $  569,081
                                                                       ------------            ----------

COMMITMENTS AND CONTINGENCIES                                                      -                    -
                                                                     ---------------     ----------------

STOCKHOLDERS' EQUITY
Common stock,  $.001 par value,  8,000,000  shares  authorized;
         3,122,254 and 3,115,918  shares issued and outstanding
         at March 31, 1998 and December 31, 1997, after deducting
         71,734 and 78,070 shares held in treasury, respectively             3,122                 3,116
Additional paid-in capital                                               12,440,186            12,434,873
Accumulated deficit                                                     (11,158,323)          (11,066,021)


                  Total Stockholders' Equity                              1,284,985             1,371,968
                                                                        -----------           -----------

                  Total Liabilities and Stockholders' Equity           $  1,334,197          $  1,941,049
                                                                       ============          ============

The accompanying notes to financial statements are an integral part of these balance sheets

                                   SWWT, INC.

                            STATEMENTS OF OPERATIONS

                                                         For the Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                             1998            1997
                                                             ----            ----
NET SALES ............................................. $      --      $      --

OPERATING EXPENSES:
  Sales and Marketing .................................                     55,910
  Research and development ............................                    236,673
  General and administrative ..........................     104,862        108,892
                                                        -----------    -----------

         Total operating expenses .....................     104,862        401,475


INCOME (LOSS) FROM OPERATIONS .........................    (104,862)      (401,475)
                                                        -----------    -----------

OTHER INCOME, NET .....................................      12,560         10,848
                                                        -----------    ------------

NET (LOSS) FROM CONTINUING OPERATIONS .................     (92,302)      (390,627)

(LOSS) FROM DISCONTINUED OPERATIONS ...................                   (346,076)

NET (LOSS) ............................................ $   (92,302)   $  (736,703)
                                                        ===========    ============

INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
         Net (loss) ................................... $     (0.03)   $      (0.24)
                                                        -----------    ------------
         (Loss) from continuing operations ............ $     (0.03)   $      (0.13)
                                                        -----------    ------------
         (Loss) from discontinued operations .......... $      --      $      (0.11)
                                                        -----------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING ...................   3,120,142      3,103,025
                                                        ===========    ============


The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                 For the Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                      1998                1997
                                                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                        $   (92,302)   $  (736,703)

  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization .............................................          --           59,378
  Issuance of treasury stock to 401(k) plan .................................         5,319          7,333

Changes in assets and liabilities:
  Accounts receivable .......................................................          --         (257,038)
  Inventory .................................................................          --          116,630
  Prepaids and other current assets .........................................         2,476          2,345
  Deposits and other ........................................................          --           11,056
  Accounts payable and accrued liabilities ..................................      (197,252)      (156,668)
  Accrued salaries and other current liabilities ............................      (165,620)       (32,148)
  Accrued loss for disposal of discontined operations .......................      (156,997)          --
                                                                                -----------    -----------
Net cash used in operating activities .......................................      (604,376)       (985,815)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture, fixtures and equipment .............................          --          (20,360)
  Proceeds from sale of short term investments ..............................          --          440,659
  Proceeds from sale of assets, net of costs ................................       970,497           --
                                                                                -----------    -----------
Net cash provided by investing activities ...................................       970,497        420,299

CASH FLOWS FROM FINANCING ACTIVITIES ........................................          --             --
                                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................       366,121       (565,516)
CASH AND CASH EQUIVALENTS, beginning of period ..............................       968,076      1,479,937
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ....................................   $ 1,334,197    $   914,421
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         Cash paid for interest .............................................   $      --      $     3,536
                                                                                ===========    ===========
         Termination of deferred compensation plan ..........................   $      --      $    12,366
                                                                                ===========    ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, Inc.

                          Notes to Financial Statements
                                   (Unaudited)


1.        BASIS OF PRESENTATION
          ---------------------

         In the opinion of management, the accompanying unaudited balance sheet, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SWWT, Inc. (the "Company") as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

         The unaudited financial statements presented herein have been prepared in accordance with Securities and Exchange Commission regulations and do not include all the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ending December 31, 1997. The balance sheet as of December 31, 1997 and the statement of operations have been restated under Accounting Principles Board Opinion No. 30 as a result of the execution of the Sale Agreement and shareholder approval of the Sale which was obtained on February 5, 1998.

         The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements.

2.        BUSINESS
          --------

         The Company was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. Prior to February 1998, the Company was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation, pursuant to an Asset Purchase Agreement dated as of October 21, 1997 for a purchase price of $1,633,425 in cash (the "Sale"). As a result of the Sale, the Company's only significant asset is cash and cash equivalents of approximately $1.3 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. The Board of Directors is exploring opportunities to effect an acquisition whether by merger, exchange or issuance of capital stock, acquisition of assets, or other similar business combination. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a business combination.

3.        INCOME TAXES
          ------------

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

4.        NET LOSS PER COMMON SHARE
          -------------------------

         Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. At March 31, 1998 and 1997, options on no shares and 25,834 shares, respectively, have been treated as outstanding common stock equivalents.

5.        PROFIT SHARING PLAN AND TRUST
          -----------------------------

         Pursuant to the Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employees salary deferral. Under the 401(k) Plan, the Company may also elect to make discretionary contributions. Employees vest in Company contributions over six years of service with the Company. Forfeitures of the unvested prorated portion are allocated to the remaining employees in the plan proportionately, based upon current years compensation.

         Effective February 28, 1998, the plan has been terminated and a request for determination letter is pending approval with the Internal Revenue Service.

6.        COMMITMENTS AND CONTINGENCIES
          -----------------------------

         None.

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

General

         On February 6, 1998, the Company completed the sale of substantially all of its assets to Cascade Designs, Inc. for a purchase price of $1,633,425 in cash (the "Sale"). As a result of the Sale, the Company's only significant asset is cash and cash equivalents of approximately $1.3 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Financial Statements and the Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

Three months ended March 31, 1998 and 1997 - Continuing Operations

         Net loss from continuing operations decreased by $298,325 from a loss of $390,627 or $.13 per share for the three months ended March 31, 1997 to a loss of $92,302 or $.03 per share for the three months ended March 31, 1998 primarily as a result of the 1997 expenses relating to the Company's efforts to develop a home use product in 1997. The Company suspended such efforts and sold the assets associated with the home use product in the second quarter of 1997. Sales and marketing expense decreased 100% from $55,910 to zero, research and development expenses decreased 100% from $236,673 to zero, and general and administrative expense decreased 4% from $108,892 to $104,862 in the three months ended March 31, 1997 and 1998, respectively. Other income increased 15% from $10,848 to $12,560, in the three months ended March 31, 1997 and 1998, respectively.

Three Months ended March 31, 1998 compared to 1997 - Discontinued Operations

         Loss on discontinued operations decreased 100% from $346,076 or $.11 per share to zero for the three months ended March 31, 1997 and 1998, respectively, as a result of the disposal of the discontinued operations in February 1998 and the recognition of 1998 loss on disposal of discontinued operations of $157,000 in the year ended December 31, 1997.

Liquidity and Capital Resources

         Cash and cash equivalents increased by 37% to $1,334,197 at March 31, 1998 primarily due to the sale of substantially all of the Company's assets in February 1998.

         The  Company  plans  to  use  its  cash  to  pay  ongoing  general  and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. Depending on the size and nature of the entity, if any, which maybe acquired, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a business combination or to finance the operation of the acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company.

PART II OTHER INFORMATION

Items 1-2         None

Item 3            None

Item 4            None

Item 5.           Other Information

Item 6            Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K - A report on Form 8-K was filed on February 19, 1998; an amended report on Form 8-K was filed on April 21, 1998.

(B)                 Exhibits

                  (27)     Financial Data Schedule




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SweetWater, Inc.
                                                     (Registrant)


Dated:  May 15, 1998                          By:   /s/ Patrick E. Thomas
                                                    ---------------------
                                                    Patrick E. Thomas President,
                                                    Vice  President  of  Finance
                                                    and  Administration,   Chief
                                                    Financial Officer (principal
                                                    financial  officer and chief
                                                    accounting officer)

                                  EXHIBIT INDEX


Exhibit                 Exhibit Description              Page(s) of this Form
Number
(27)                    Financial Data Schedule