Form 10-Q
period 1998-06-30
SWWT INC
filed 1998-08-14
CIK 914271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission file number      0-25942
                                    ---------

                                   SWWT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   84-1167603
---------------------------------------        ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


3492 W. 109th Circle,  Westminster, CO                       80503
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (303) 460-8017
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    _X_      No _____

     As of June 30, 1998, 3,122,254 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                   SWWT, INC.

                                Table of Contents

                                                                                     Page

Part I.   Financial Information

          Item 1.  Financial Statements

                      Balance Sheets-
                      June 30, 1998 and December 31, 1997................................3

                      Statements of Operations-
                      Three and six months ended June 30, 1998 and 1997..................4

                      Statements of Cash Flows
                      Six months ended June 30, 1998 and 1997............................5

                      Notes to Financial Statements......................................6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.............................................8


Part II.  Other Information..............................................................10

                                   SWWT, INC.

                                 BALANCE SHEETS
                                   (Unaudited)



                                                                                       June 30,      December 31,
                                                                                        1998             1997
                                                                                        ----             ----


                                 ASSETS
                                 ------

CURRENT ASSETS:
Cash and cash equivalents ......................................................   $  1,281,839    $    968,076
Prepaids and other current assets ..............................................                          2,476
Net assets of discontinued operations ..........................................                        970,497
                                                                                   ------------    ------------

                  Total Assets .................................................   $  1,281,839    $  1,941,049
                                                                                   ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities .......................................   $      5,851    $    246,464
Accrued salaries and employee benefits .........................................                        165,620
Accrued loss for disposal of discontinued operations ...........................                        156,997

                  Total liabilities ............................................          5,851         569,081
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES ..................................................           --              --
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 8,000,000 shares authorized; ....................          3,122           3,116
         3,122,254 and 3,115,918 shares issued and outstanding at June 30,
         1998 and December 31, 1997,  after  deducting  71,734 and 78,070 shares held in treasury, respectively
Additional paid-in capital .....................................................     12,440,186      12,434,873
Accumulated deficit ............................................................    (11,167,320)    (11,066,021)


                  Total Stockholders' Equity ...................................      1,275,988       1,371,968
                                                                                   ------------    ------------

                  Total Liabilities and Stockholders' Equity ...................   $  1,281,839    $  1,941,049
                                                                                   ============    ============



The accompanying notes to financial statements are an integral part of these balance sheets

                                                    SWWT, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the Three Months Ended   For the Six Months Ended
                                                            June 30,                 June 30,
                                                  --------------------------   ------------------------

                                                        1998         1997         1998          1997
                                                        ----         ----         ----          ----
OPERATING EXPENSES:
  Sales and marketing ...........................   $    --     $      --      $    --     $    55,910

  Research and development ......................        --            --           --         236,673
  General and administrative ....................      26,200        60,179      131,062       169,071

                                                    ---------   -----------    ---------   -----------
         Total operating expenses ...............      26,200        60,179      131,062       461,654
                                                    ---------   -----------    ---------   -----------

INCOME (LOSS) FROM OPERATIONS ...................     (26,200)      (60,179)    (131,062)     (461,654)

OTHER INCOME, NET ...............................      17,203       205,281       29,763       216,128
                                                    ---------   -----------    ---------   -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS ....      (8,997)      145,102     (101,299)     (245,526)

(LOSS) FROM DISCONTINUED OPERATIONS .............        --        (143,377)        --        (489,453)

NET (LOSS) ......................................   $  (8,997)  $     1,725    $(101,299)  $  (734,979)
                                                    =========   ===========    =========   ===========

INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
         Net (loss) .............................   $   (0.00)  $      0.00    $   (0.03)  $     (0.24)
                                                    ---------   -----------    ---------   -----------
         Income (Loss) from continuing operations   $   (0.00)  $      0.05    $   (0.03)  $     (0.08)
                                                    ---------   -----------    ---------   -----------
         (Loss) from discontinued operations ....   $    --     $     (0.05)   $     --    $     (0.16)
                                                    ---------   -----------    ---------   -----------

WEIGHTED AVERAGE SHARES OUTSTANDING .............   3,122,254     3,090,059    3,121,198     3,083,625
                                                    =========   ===========    =========   ===========


The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       For the Six Months Ended
                                                                                                June 30,
                                                                                     ---------------------------
                                                                                            1998           1997
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..........................................................................   $  (101,299)   $  (734,979)
  Adjustments to reconcile net loss to net cash used in operating activities-
  Depreciation and amortization ...................................................          --          116,675
  Issuance of treasury stock to 401(k) plan .......................................         5,319         14,108
Changes in assets and liabilities-
  Accounts receivable .............................................................          --         (198,759)
  Inventory .......................................................................          --          (51,168)
  Prepaids and other current assets ...............................................         2,476         (2,669)
  Deposits and other ..............................................................          --           37,846
  Accounts payable and accrued liabilities ........................................      (240,613)      (181,645)
  Accrued salaries and other current liabilities ..................................      (165,620)       (39,920)
  Accrued loss for disposal of discontinued operations ............................      (156,997)          --
                                                                                      -----------    -----------
Net cash used in operating activities .............................................      (656,734)    (1,040,511)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture, fixtures and equipment ...................................          --          (20,360)
  Proceeds from the sale of fixed assets, net of gain recognized ..................          --           26,576
  Proceeds from sales of short term investments ...................................          --          440,659
  Proceeds from sale of assets, net of costs ......................................       970,497           --
                                                                                      -----------    -----------
Net cash provided by investing activities .........................................       970,497        446,875

CASH FLOWS FROM FINANCING ACTIVITIES ..............................................          --             --
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................       313,763       (593,636)

CASH AND CASH EQUIVALENTS, beginning of period ....................................       968,076      1,479,937
                                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ..........................................   $ 1,281,839    $   886,301
                                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         Cash paid for interest ...................................................   $      --      $     3,536
                                                                                      ===========    ===========
         Termination of deferred compensation plan ................................   $      --      $    12,366
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

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, Inc.


                          Notes to Financial Statements
                                   (Unaudited)


1.        BASIS OF PRESENTATION
          ---------------------

         In the opinion of management, the accompanying unaudited balance sheets, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SWWT, Inc. (the "Company") as of June 30, 1998 and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997, respectively.

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

5.        PROFIT SHARING PLAN AND TRUST
          -----------------------------

         Pursuant to the Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employees salary deferral. Employees vested in Company contributions over six years of service with the Company. Forfeitures of the unvested prorated portion were allocated to the remaining employees in the plan proportionately, based upon current years compensation.

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

Results of Operations

Three months ended June 30, 1998 and 1997 - Continuing Operations

         Net income or loss from continuing operations decreased by $154,000 from net income of $145,000 or $.05 per share for the three months ended June 30, 1997 to a loss of $9,000 or no cents per share for the three months ended June 30, 1998. The gain in the three months ended June 30, 1997 was primarily due to the sale of the assets related to the home use product. As a result, other income also decreased from $205,000 to $17,000 in the three months ended June 30, 1997 and 1998, respectively. General and administrative expenses decreased from $60,000 to $26,000 in the three months ended June 30, 1997 and 1998, respectively, due to the lower level of administrative support needed as a result of the completion of the sale of the discontinued operations in the first quarter of 1998.

Three Months ended June 30, 1998 and 1997 - Discontinued Operations

         Loss on discontinued operations decreased 100% from $143,377 or $.05 per share to zero for the three months ended June 30, 1998, respectively, as a result of the disposal of the discontinued operations in February 1998 and the recognition of 1998 loss on disposal of discontinued operations of $157,000 in the year ended December 31, 1997.

Six Months ended June 30, 1998 and 1997 - Continuing Operations

         Net loss from continuing operations decreased $144,000 from a loss of $245,000 or $.08 per share for the six months ended June 30, 1997 to a loss of $101,000 or $.03 per share for the six months ended June 30, 1998 primarily as a result of the 1997 other income and expenses related to the Company's efforts to develop a home use product in 1997. The Company suspended such efforts and sold the assets associated with the home use product in the second quarter of 1997. Sales and marketing expense decreased 100% from $56,000 to zero, research and development expenses decreased 100% from

$237,000 to zero, and general and administrative expense decreased 23% from $169,000 to $131,000 in the six months ended June 30, 1997 and 1998, respectively. Other income decreased 87% from $216,000 to $30,000 in the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources

         Cash and cash equivalents increased by 32% to $1,281,839 at June 30, 1998 primarily due to the sale of substantially all of the Company's assets in February 1998.

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

PART II OTHER INFORMATION

Items 1-2         None

Item 3            None

Item 4            Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the Stockholders of the Company was held on May 13, 1998 pursuant to notice, at which the following persons were elected directors of the Company to serve until the next annual meeting of stockholders or until their successor are elected and qualify:



                    Name                     Votes For       Votes Withheld
                    ----                     ---------       --------------
                    Clarke H. Bailey         1,780,346             20
                    Thomas Barnds            1,780,346             20
                    Thomas A. Barron         1,780,346             20
                    Blair W. Effron          1,780,346             20
                    Peter W. Gilson          1,780,346             20
                    Randall A. Hack          1,780,346             20
                    J. Merrick Taggart       1,780,296             70


                  The proposal to ratify the selection by the Company's Board of Directors of Arthur Andersen LLP as independent auditors for the Company for the 1998 calendar year was passed with 1,780,346 in favor, no votes against, 20 abstentions and no broker non-votes.

Item 5.           Other Information

                  Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after March 8, 1999.

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

                                           SWWT, Inc.
                                           (Registrant)


Dated:  August 14, 1998             By:   /s/ Patrick E. Thomas
                                          ----------------------------
                                          Patrick E. Thomas
                                          President,
                                          Vice  President  of  Finance
                                          and  Administration,   Chief
                                          Financial Officer (principal
                                          financial  officer and chief
                                          accounting officer)

                                                   EXHIBIT INDEX


Exhibit                 Exhibit Description              Page(s) of this Form
-------                 -------------------              --------------------
Number
(27)                    Financial Data Schedule