Form 10-Q
period 1998-09-30
SWWT INC
filed 1998-11-13
CIK 914271

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ___________________

          Commission file number 0-25942
                                ----------------------

                                   SWWT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                         84-1167603
-----------------------------------                         --------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


                  3492 W. 109th Circle, Westminster, CO 80503
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (303) 460-8017
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X                           No _____

     As of September 30, 1998, 3,122,254 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                   SWWT, INC.

                                Table of Contents

                                                                                             Page
                                                                                             ----
Part I.       Financial Information

              Item 1.    Financial Statements

                               Balance Sheets-
                               September 30, 1998 and December 31, 1997......................3

                               Statements of Operations-
                               Three and nine months ended September 30, 1998 and 1997.......4

                               Statements of Cash Flows
                               Nine months ended September 30, 1998 and 1997.................5

                               Notes to Financial Statements.................................6

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...........................................8


Part II.      Other Information.............................................................10

                                   SWWT, INC.

                                 BALANCE SHEETS
                                   (Unaudited)



                                                                              September 30,    December 31,
                                                                                  1998            1997
                                                                              ------------    ------------
                                 ASSETS

CURRENT ASSETS:
Cash and cash equivalents .................................................   $  1,272,712    $    968,076
Prepaids and other current assets .........................................          --              2,476
Net assets of discontinued operations .....................................          --            970,497
                                                                              ------------    ------------

                  Total Assets ............................................   $  1,272,712    $  1,941,049
                                                                              ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ..................................   $     22,230    $    246,464
Accrued salaries and employee benefits ....................................        165,620
Accrued loss for disposal of discontinued operations ......................        156,997

                  Total liabilities .......................................         22,230         569,081
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES .............................................           --              --
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 8,000,000 shares authorized; ...............          3,122           3,116
     3,122,254 and 3,115,918 shares issued and outstanding at September 30,
     1998 and December 31, 1997, after deducting 71,734 and 128,941 shares held in treasury, respectively
Additional paid-in capital ................................................     12,440,186      12,434,873
Accumulated deficit .......................................................    (11,192,826)    (11,066,021)

                  Total Stockholders' Equity ..............................      1,250,482       1,371,968
                                                                              ------------    ------------

                  Total Liabilities and Stockholders' Equity ..............   $  1,272,712    $  1,941,049
                                                                              ============    ============

The accompanying notes to financial statements are an integral part of these balance sheets

                                   SWWT, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months Ended    For the Nine Months Ended
                                                           September 30,                September 30,
                                                  ---------------------------   ---------------------------

                                                       1998           1997          1998           1997
                                                       ----           ----          ----           ----
OPERATING EXPENSES:
  Sales and marketing ........................   $      --      $      --      $      --      $    55,910
  Research and development ...................          --             --             --          236,673
  General and administrative .................        42,585         60,179        173,647        229,250

                                                 -----------    -----------    -----------    -----------
         Total operating expenses ............        42,585         60,179        173,647        521,833
                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS ................       (42,585)       (60,179)      (173,647)      (521,833)

OTHER INCOME, NET ............................        17,079         11,348         46,842        227,476
                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS .       (25,506)       (48,831)      (126,805)      (294,357)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS          --         (171,503)          --         (660,956)

NET INCOME (LOSS) ............................   $   (25,506)   $  (220,334)   $  (126,805)   $  (955,313)
                                                 ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
         Net Income (Loss) ...................   $     (0.01)   $     (0.07)   $     (0.04)   $     (0.31)
                                                 -----------    -----------    -----------    -----------
         Net Income (Loss) from continuing ...   $     (0.01)   $     (0.02)         (0.04)   $     (0.10)
         operations
                                                 -----------    -----------    -----------    -----------
         Net Income (Loss) from discontinued .   $      --      $     (0.06)   $      --      $     (0.21)
         operations
                                                 -----------    -----------    -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING ..........     3,122,254      3,095,708      3,121,431      3,087,653
                                                 ===========    ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Nine Months Ended
                                                                             September 30,
                                                                    ---------------------------
                                                                          1998           1997
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ...............................................   $  (126,805)   $  (955,313)
  Adjustments to reconcile net loss to net cash used in operating activities-
  Depreciation and amortization .................................          --          168,860
  Issuance of treasury stock to 401(k) plan .....................         5,319         17,693
Changes in assets and liabilities-
  Accounts receivable ...........................................          --          (42,449)
  Inventory .....................................................          --           79,083
  Prepaids and other current assets .............................         2,476         15,350
  Deposits and other ............................................          --           33,485
  Accounts payable and accrued liabilities ......................      (224,234)      (322,595)
  Accrued salaries and other current liabilities ................      (165,620)        (3,223)
  Accrued loss for disposal of discontinued operations ..........      (156,997)          --
                                                                    -----------    -----------
         Net cash used in operating activities ..................      (665,861)    (1,009,109)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture, fixtures and equipment .................          --          (20,360)
  Proceeds from the sale of fixed assets, net of gain recognized           --           32,500
  Proceeds from sales of short term investments .................          --          440,659
  Proceeds from sale of assets, net of costs ....................       970,497           --
                                                                    -----------    -----------
         Net cash provided by investing activities ..............       970,497        452,799

CASH FLOWS FROM FINANCING ACTIVITIES ............................          --             --
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............       304,636       (556,310)
CASH AND CASH EQUIVALENTS, beginning of period ..................       968,076      1,479,937
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ........................   $ 1,272,712    $   923,627
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         Cash paid for interest .................................   $      --      $     3,536
                                                                    ===========    ===========
         Termination of deferred compensation plan ..............   $      --      $    12,366
                                                                    ===========    ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, Inc.


                          Notes to Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited balance sheets, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SWWT, Inc. (the "Company") as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

         The unaudited financial statements presented herein have been prepared in accordance with the Securities and Exchange Commission regulations and do not include all the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ending December 31, 1997. The balance sheet as of December 31, 1997 and the statement of operations have been restated under Accounting Principles Board Opinion No. 30 as a result of the execution of the Sale Agreement and shareholder approval of the Sale which was obtained on February 5, 1998.

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

4.       NET LOSS PER COMMON SHARE
         -------------------------

         Net loss per basic and diluted common share for all periods presented is computed using the sum of the weighted average number of shares of common stock outstanding and fully diluted shares which would result from the exercise of common stock options and warrants.

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

Results of Operations

Three months ended September 30, 1998 and 1997 - Continuing Operations

         Net loss from continuing operations decreased by $23,000 from net loss of $49,000 or $.02 per share for the three months ended September 30, 1997 to a loss of $26,000 or $.01 per share for the three months ended September 30, 1998. The decrease in net loss for the three months ended September 30, 1998 was primarily due to lower general and administrative expenses. Other income also increased from $11,000 to $17,000 in the three months ended September 30, 1998. General and administrative expenses decreased from $60,000 to $43,000 in the three months ended September 30, 1997 and 1998, respectively, due to the lower level of administrative support needed as a result of the completion of the sale of the discontinued operations in the first quarter of 1998.

Three Months ended September 30, 1998 and 1997 - Discontinued Operations

         Loss on discontinued operations decreased 100% from $171,503 or $.06 per share to zero for the three months ended September 30, 1998, respectively, as a result of the disposal of the discontinued operations in February 1998 and the recognition of the estimated 1998 loss on disposal of discontinued operations of $157,000 in the year ended December 31, 1997.

Nine Months ended September 30, 1998 and 1997 - Continuing Operations

         Net loss from continuing operations decreased $167,000 from a loss of $294,000 or $.10 per share for the nine months ended September 30, 1997 to a loss of $127,000 or $.04 per share for the nine months ended September 30, 1998 primarily as a result of the 1997 other income received from the sale of the Company's assets associated with a home use product in 1997. The Company suspended its efforts to develop a home use product and sold the assets associated with the home use product in the second quarter of 1997. Sales and marketing expense decreased 100% from $56,000 to zero, research and development expenses decreased 100% from $237,000 to zero, and general and administrative expense decreased 24% from $229,000 to $174,000 in the nine months ended September 30, 1997 and 1998, respectively. Other income decreased 79% from $227,000 to $47,000 in the nine months ended September 30, 1997 and 1998, respectively, as discussed above.

Liquidity and Capital Resources

         Cash and cash equivalents increased by 31% to $1,273,000 at September 30, 1998 primarily due to the sale of substantially all of the Company's assets in February 1998.

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

PART II OTHER INFORMATION

Items 1-2         None

Item 3            None

Item 4            None.

Item 5.           None

Item 6            Exhibits and Reports on Form 8-K

(A)               None

(B)               Exhibits

                  (27)     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SWWT, Inc.
                                           (Registrant)


Dated:  November 12, 1998             By:   /s/ Patrick E. Thomas
                                            ---------------------
                                            Patrick E. Thomas
                                            President, Vice President of Finance
                                            and Administration,
                                            Chief Financial Officer
                                            (principal financial officer
                                            and chief accounting officer)

EXHIBIT INDEX


Exhibit                 Exhibit Description            Page(s) of this Form
Number                  -------------------            --------------------
------
(27)                    Financial Data Schedule