Form 10-K
period 1998-12-31
SWWT INC
filed 1999-04-01
CIK 914271

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1998       Commission file number 0-25942

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______.

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

                     Common Stock, par value $.001 per share
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of voting stock held by nonaffiliates of the registrant on March 12, 1999, was approximately $323,911. On such date, the last sale price of registrant's common stock was $0.28 per share.

     Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 1999.

              Class                                Outstanding on March 12, 1999
              -----                                -----------------------------
Common Stock, par value $.001 per share                      3,122,254

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

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

         As a result of the Sale, the Company's only significant asset is cash and cash equivalents of approximately $1.2 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. The Board of Directors is exploring opportunities to effect an acquisition whether by merger, exchange or issuance of capital stock, acquisition of assets, or other similar business combination (a "Business Combination"), with a privately-held business which the Board believes may have significant growth potential. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a Business Combination. If a Business Combination is effected, the success of the Company will depend to a great extent on the operations, financial condition, management and prospects of the entity, if any, with which the Company may merge or which it may acquire. As the Company has no arrangement, agreement or understanding with a particular business entity, the specific risks presented by such business cannot be described or assessed at this time. Such business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured and such business may be in competition with larger, more established firms over which it will have no competitive advantage. The Company's new business opportunity may be highly illiquid and could result in a total loss to the Company if the opportunity is unsuccessful. Given the Company's limited resources, it is expected that the Company will not be in a position to diversify this risk by acquiring an interest in more than one business.

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

Description of Prior Business

         Prior to the Sale, the Company was engaged in manufacturing and distributing portable water filtration and purification devices for outdoor use (the "Outdoor Business"). Since its inception, the Company engaged primarily in product development and incurred operating losses resulting in an accumulated deficit of approximately $11,000,000 as of December 31, 1998. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. Although the Company and SBC Warburg Dillon Read ("Dillon Read"), the Company's financial advisor, actively pursued a joint strategic alliance to manufacture and market the home use product, the Company was unable to locate an industry partner for this product. Accordingly, the Company suspended its efforts to manufacture and market the home use product and sold the plans, designs and technology associated therewith in April 1997.

         During 1997, the Company reduced its personnel, discontinued its research and development efforts and initiated a cost containment program to reduce general and administrative expenses, conserve its cash resources and enable the Company to concentrate its resources on its Outdoor Business which consisted of three primary devices: two microfilters (the Guardian and the WalkAbout) and one purifier (the Guardian+Plus) and several accessory products. In July 1997, the Board reviewed the financial results for the quarter ended June 30, 1997, the moderate growth rate in the market for the Company's outdoor product in the 1997 selling season, the increased competition within such market, the increased market share of Recovery Engineering, Inc., the Company's principal competitor, and the potential for the Outdoor Business to generate sufficient revenue to enable the Company to achieve profitability. The Board then authorized Dillon Read, together with members of management, to contact entities which they believed may have an interest in purchasing the Outdoor Business. As a result of such process, the Board approved the Sale to Cascade which was approved by the shareholders and completed in February 1998.

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

Employees

         At December 31, 1998, the Company had no full-time employees and one part-time employee.

ITEM 2.  FACILITIES

         The Company's administrative offices are located at 3492 W. 109th Circle, Westminster, Colorado 80030 in space supplied by the Company's Chief Executive Officer at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         In February 1996, three former employees of the Company filed charges of age discrimination against the Company with the Equal Employment Opportunity Commission ("EEOC"). Two of these charges were disallowed by the EEOC and the remaining charge was withdrawn by the employee in the fourth quarter of 1998.

         In 1996, the Company received a communication from a patent holder, which was a competitor of the Company, offering to license such patent to the Company with respect to an accessory part of the Guardian and the Guardian+Plus. Although the Company did not believe the competitor's patent would be upheld if judicially tested, given the potential costs associated with patent claims, the Company elected to redesign the accessory part in a manner which it believed should avoid potential claims with respect to future products sold by the Company. Although the Company notified the competitor of its actions and has not received a response thereto no assurance can be given that a claim for infringement will not be made against the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a stockholder vote during the last quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Trading in the Common Stock has been sporadic and in small volumes since its initial public offering in January 1994. The Company cannot be assured that an established public trading market will develop or be sustained. The Common Stock has been trading in the over-the-counter market under the symbol "SWWT" since May 14, 1997. Prior thereto, the Common Stock was trading on the NASDAQ Small Cap Market, with the exception of the period from June 22, 1995 through March 1, 1996, when the Common Stock was delisted from such market as the Company had fewer than 300 shareholders. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1997 as reported by NASDAQ for the period in which the Common Stock traded thereon and as reported by dealers appearing as market makers on the OTC Bulletin Board for the periods in which the Common Stock traded on the over-the-counter market. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The Company believes that the number of beneficial owners was at least 300 as of March 12, 1999.

                    1998                       HIGH        LOW
                    First Quarter              1.37          0.50
                    Second Quarter             0.50          0.50
                    Third Quarter              0.72          0.34
                    Fourth Quarter             0.34          0.31

                    1997
                    First Quarter              0.75       0.50
                    Second Quarter             0.75       0.50
                    Third Quarter              0.25       0.125
                    Fourth Quarter             0.75       0.10

         The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 1994 through December 31, 1998 are derived from the financial statements of the Company. No dividends have been paid for any of the periods presented. The financial data set forth below should be read in conjunction with the financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                             SUMMARY FINANCIAL DATA
                      (in thousands, except per share data)



                                                          Year Ended December 31,
                                           ------------------------------------------------------
                                            1998        1997        1996        1995        1994
                                            ----        ----        ----        ----        ----
Statement of Operations Data:
Net Sales ...........................          0           0           0           0           0
Costs and Expenses:
   General & Administrative .........        203         289         628         249         248
   Sales & Marketing ................       --            56         267        --          --
   Research & Development ...........       --           237         908        --          --
Operating Income (Loss) .............       (203)       (582)     (1,803)       (249)       (248)
Other Income, net ...................         62         246         128          29         139
Net (Loss) from Continuing Operations       (141)       (336)     (1,675)       (220)       (109)
Net (Loss) from Continuing ..........   $  (0.05)   $  (0.11)   $  (0.55)   $  (0.11)   $  (0.06)
    Operations per Common
    Share - Basic and Diluted
Weighted Average number of ..........      3,122       3,094       3,065       1,949       1,789
    common shares outstanding (1)

                                                          Year Ended December 31,
                                           ------------------------------------------------------
                                            1998        1997        1996        1995        1994
                                            ----        ----        ----        ----        ----
Balance Sheet Data:
Working Capital .....................   $  1,251    $  1,372    $  2,178    $  5,487    $  3,661

Total Assets ........................      1,251       1,941       3,309       7,506       5,114
Long Term Debt ......................       --          --          --           208         371

Total Liabilities ...................         15         569         617         616         910
Accumulated earnings (deficit) ......    (11,207)    (11,066)     (9,724)     (5,492)     (2,887)
Stockholder's equity ................      1,236       1,372       2,693       6,890       4,204

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

General

         On February 6, 1998, the Company completed the sale of substantially all of its assets to Cascade. The selected financial data for the years ended December 31, 1994 through December 31, 1998, have been restated under Accounting Principles Board Opinion No. 30, as a result of the execution of the Asset Purchase Agreement and shareholder approval obtained on February 5, 1998.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Financial Statements and the Notes thereto included in this Form 10-K.

Results of Operations

1998 Compared to 1997 - Continuing Operations

         Net loss from continuing operations decreased from a loss of $336,000 or $0.11 per share, to a loss of $141,000 or $0.05 per share in 1997 and 1998, respectively. The decreased loss was primarily due to reduced operating expenses as a result of the sale of substantially all the assets of the Company.

1998 Compared to 1997 - Discontinued Operations

         Net loss on discontinued operations decreased 100% from a loss of $849,000 or $0.27 per share in 1997 to zero in 1998 as a result of the disposal of discontinued operations in February 1998 and the recognition of a 1998 loss on disposal of discontinued operations of $157,000 in the year ended December 31, 1997.

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

         Sales and marketing expenses for the year ended December 31, 1997 were $468,000, a decrease of 57%, compared to $1,079,000 for the year ended December 31, 1996. This decrease was due to reduced staffing costs as a result of the cost containment program and reduced advertising and sales expense.

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

Liquidity and Capital Resources

         Cash and cash equivalents and short term investments increased by 29% from $968,000 at December 31, 1997 to $1,251,000 at December 31, 1998 primarily due to the proceeds from the sale of assets, net of costs.

         Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $11,000,000 as of December 31, 1998. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, and conserve its cash reserves. In April 1997, the Company sold the plans, designs and technology associated with the home use product and realized net proceeds of approximately $210,000. In February 1998, the Company sold the Outdoor Business, which represented substantially all of its assets, to Cascade and realized proceeds of approximately $1,633,425. Immediately after the closing of the Sale and payment of related and retained liabilities, the Company's assets were approximately $1.4 million.

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

                          INDEX TO FINANCIAL STATEMENTS




                                                               Page
                                                               ----

Report of Independent Public Accountants                       F-2

Balance Sheets                                                 F-3

Statements of Operations                                       F-4

Statements of Stockholders' Equity                             F-5

Statements of Cash Flows                                       F-6

Notes to Financial Statements                                  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SWWT, Inc.:



We have audited the accompanying balance sheets of SWWT, INC. (formerly SweetWater, Inc.) (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SWWT, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.







Denver, Colorado                             ARTHUR ANDERSEN LLP
March 26, 1999

                                   SWWT, INC.
                                   ----------

                                 BALANCE SHEETS
                                 --------------

                                                                                  December 31,
                                                                             1998             1997
                                                                             ----             ----
                                 ASSETS
                                 ------

CURRENT ASSETS:
     Cash and cash equivalents .....................................   $  1,251,257    $    968,076
     Prepaids and other current assets .............................           --             2,476
     Net assets of discontinued operations .........................           --           970,497
                                                                       ------------    ------------

                  Total assets .....................................   $  1,251,257    $  1,941,049
                                                                       ============    ============



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities ......................   $     15,424    $    246,464
     Accrued salaries and employee benefits ........................           --           165,620
     Accrued loss for disposal of discontinued operations ..........           --           156,997
                                                                       ------------    ------------
              Total liabilities ....................................   $     15,424         569,081

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 8,000,000 shares authorized;
       3,122,254 and 3,115,918 shares issued and outstanding at
       December 31, 1998 and 1997, after deducting 71,734 and 78,070
       shares held in treasury, respectively .......................          3,122           3,116
     Additional paid-in capital ....................................     12,440,186      12,434,873
     Accumulated deficit ...........................................    (11,207,475)    (11,066,021)
                                                                       ------------    ------------
                Total stockholders' equity .........................      1,235,833       1,371,968
                                                                       ------------    ------------
                Total liabilities and stockholders' equity .........   $  1,251,257    $  1,941,049
                                                                       ============    ============

           The accompanying notes to financial statements are an integral part of these balance sheets.

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                             For the Years Ended December 31,
                                                          1998               1997            1996
NET SALES ......................................   $      --      $      --      $      --
OPERATING EXPENSES:
  Sales and marketing ..........................          --           55,910        267,332
  Research and development .....................          --          236,673        907,945
  General and administrative ...................       203,918        289,429        627,794
                                                   -----------    -----------    -----------

         Total operating expenses ..............       203,918        582,012      1,803,071
                                                   -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS ..................      (203,918)      (582,012)    (1,803,071)
                                                   -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Gain on sale of technology and fixed assets ..          --          202,497           --
  Interest income ..............................        62,464         46,870        161,222
  Interest expense and other ...................          --           (3,536)       (33,138)
                                                   -----------    -----------    -----------
                                                        62,464        245,831        128,084
                                                   -----------    -----------    -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ...      (141,454)      (336,181)    (1,674,987)

(LOSS) FROM DISCONTINUED OPERATIONS ............          --         (848,872)    (2,557,288)

(LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS,
including provision of $50,000 for operating
losses during period prior to completion
of sale ........................................          --         (156,997)
                                                   -----------    -----------    -----------



NET (LOSS) .....................................   $  (141,454)   $(1,342,050)   $(4,232,275)

INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
         Net (loss) ............................   $      (.05)   $     (0.43)   $     (1.38)
         (Loss) from continuing operations .....   $      (.05)   $     (0.11)   $     (0.55)
         (Loss) from discontinued operations ...          --      $     (0.27)   $     (0.83)
         (Loss) from disposal of discontinued ..   $      --      $     (0.05)   $      --
           operations ..........................          --             --             --

WEIGHTED AVERAGE SHARES OUTSTANDING ............     3,121,726      3,094,330      3,065,311



        The accompanying notes to financial statements are an integral part of these financial statements.

                                   SWWT, INC.
                                   ----------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                                                              Additional
                                                                       Common Stock              Deferred      Paid-in
                                                                  Shares           Amount     Compensation     Capital
                                                                  ------           ------     ------------     -------
BALANCES, December 31, 1995 .............................      3,064,529    $      3,065    $    (28,854)   $ 12,407,300
   Common stock issued to 401(k) Plan ...................          9,969              10            --            31,903
   Amortization of deferred compensation expense ........           --              --            16,488            --
   Treasury stock purchase on September 13, 1996, at cost         (7,116)             (7)           --              (420)
   Common stock issuance cost ...........................           --              --              --           (13,000)
   Net loss .............................................           --              --              --              --
                                                            ------------    ------------    ------------    ------------

BALANCES, December 31, 1996 .............................      3,067,382           3,068         (12,366)     12,425,783

   Common stock issued to 401(k) Plan ...................         50,871              50            --            21,594
   Treasury stock purchase, at cost .....................         (2,335)             (2)           --              (138)
   Unearned balance of deferred compensation ............           --              --            12,366         (12,366)
   Net loss .............................................           --              --              --              --
                                                            ------------    ------------    ------------    ------------

BALANCES, December 31, 1997 .............................      3,115,918           3,116            --        12,434,873

   Common stock issued to 401(k) Plan ...................          6,336               6            --             5,313
   Net loss .............................................           --              --              --              --
                                                            ------------    ------------    ------------    ------------

BALANCES, December 31, 1998 .............................      3,122,254    $      3,122    $       --      $ 12,440,186
                                                            ============    ============    ============    ============


                                                              Accumulated
                                                                Deficit          Total
                                                                -------          -----

BALANCES, December 31, 1995 .............................   $ (5,491,696)   $  6,889,815
   Common stock issued to 401(k) Plan ...................           --            31,913
   Amortization of deferred compensation expense ........           --            16,488
   Treasury stock purchase on September 13, 1996, at cost           --              (427)
   Common stock issuance cost ...........................           --           (13,000)
   Net loss .............................................     (4,232,275)     (4,232,275)
                                                            ------------    ------------

BALANCES, December 31, 1996 .............................     (9,723,971)      2,692,514

   Common stock issued to 401(k) Plan ...................           --            21,644
   Treasury stock purchase, at cost .....................           --              (140)
   Unearned balance of deferred compensation ............           --              --
   Net loss .............................................     (1,342,050)     (1,342,050)
                                                            ------------    ------------

BALANCES, December 31, 1997 .............................    (11,066,021)      1,371,968

   Common stock issued to 401(k) Plan ...................           --             5,319
   Net loss .............................................       (141,454)       (141,454)
                                                            ------------    ------------

BALANCES, December 31, 1998 .............................   $(11,207,475)   $  1,235,833
                                                            ============    ============


             The accompanying notes to financial statements are an integral part of these statements.

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                           1998           1997            1996
                                                                           ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ......................................................   $  (141,454)   $(1,342,050)   $(4,232,275)
    Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization ...............................          --          174,783        442,948
      Impairment loss .............................................          --             --          685,838
      Gain on sale of technology and fixed assets .................          --         (202,497)          --
      Amortization of deferred compensation expense ...............          --             --           16,488
      Issuance of treasury stock to 401(k) Plan ...................         5,319         21,644         31,913
      Accrued loss for disposal of discontinued operations ........      (156,997)       156,997           --
  Changes in assets and liabilities-
   Accounts receivable ............................................          --             --          (74,624)
   Inventory ......................................................          --             --          429,832
   Prepaids and other current assets ..............................         2,476         48,812         54,130
   Deposits and other .............................................          --             --          (13,762)
   Accounts payable and accrued liabilities .......................      (231,040)      (246,892)       235,191
   Accrued salaries and employee benefits .........................      (165,620)        72,638         66,300
   Accrued warranty costs and other ...............................          --             --           15,524
   Net change in operating assets of discontinued operations ......          --          171,294           --
                                                                      -----------    -----------    -----------
      Net cash used in operating activities .......................      (687,316)    (1,145,271)    (2,342,497)
                                                                      -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets ......................................          --             --         (379,784)
   Purchase of fixed assets related to discontinued operations ....          --          (36,183)          --
   Proceeds from sale of technology ...............................          --          229,074           --
   Proceeds from sales of short-term investments ..................          --          440,659      4,020,238
   Proceeds from sale of assets, net of costs .....................       970,497           --             --
                                                                      -----------    -----------    -----------
      Net cash provided by investing, activities ..................       970,497        633,550      3,640,454
                                                                      -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on borrowings under term loan agreement ..............   $      --      $      --      $  (315,924)
    Proceeds from issuance of common stock, net of stock issuance .          --             --          (13,000)
    costs
    Repurchase of common stock ....................................          --             (140)          (427)
                                                                      -----------    -----------    -----------
         Net cash used in financing activities ....................          --             (140)      (329,351)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............       283,181       (511,861)       968,606
CASH AND CASH EQUIVALENTS, BEGINNING of period ....................       968,076      1,479,937        511,331
CASH AND CASH EQUIVALENTS, end of period ..........................   $ 1,251,257    $   968,076    $ 1,479,937

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES:
     Cash paid for interest .......................................   $      --      $     3,536    $    29,875
                                                                      ===========    ===========    ===========
     Unearned balance of deferred compensation plan ...............   $      --      $    12,366    $      --
                                                                      ===========    ===========    ===========



             The accompanying notes to financial statements are an integral part of these statements.

                                   SWWT, INC.
                                   ----------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 31, 1998
                                -----------------


(1)      BUSINESS, DISCONTINUED OPERATIONS, ASSET
         ----------------------------------------
         IMPAIRMENT AND CONTINUING OPERATIONS
         ------------------------------------

SWWT, Inc., formerly known as SweetWater, Inc. (the "Company"), specialized in the development, marketing and sale of water filtration and purification devices and technologies to address health concerns resulting from the microbiological contamination of drinking water. The Company's products were principally marketed to outdoor supply retailers across the United States. A significant portion of the Company's revenues were derived from sales to one national outdoor supply retailer (Note 6).

Since its inception, the Company has incurred significant operating losses and cash flow deficits resulting in an accumulated deficit of approximately $11.2 million as of December 31, 1998. Operating losses increased in 1996, as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company suspended its efforts to manufacture and market this product, sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000. The Company had no amounts capitalized related to this product.

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

         Discontinued Operations
         -----------------------

On October 21, 1997, the Company and Cascade Design, Inc. ("Cascade") executed an Asset Purchase Agreement (the "Sale Agreement") pursuant to which the Company agreed to sell substantially all the operations and operating assets of the Company related to the manufacture and distribution of portable water filtration and purification products for outdoor use, to Cascade (the "Sale Transaction"), for cash. The Sale Transaction was approved by the shareholders of the Company on February 5, 1998, and closing of the sale occurred on February 6, 1998. The effect of the sale is detailed in the Pro Forma Balance Sheet information included in Note 10. Upon closing, the Company changed its name to SWWT, Inc.

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

The Company had net sales with respect to its  discontinued  operations  for the
years  ended  1998,  1997,  and  1996  of  approximately  $0,  $1,638,000,   and
$2,064,000, respectively.

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

         Continuing Operations
         ---------------------

Upon closing the Sale Transaction and paying related and retained liabilities, the Company's assets were limited to cash and cash equivalents. The Company has no further operating business and its management and administrative staff have been reduced to a minimum required to maintain and to fulfill its reporting obligations. The Board of Directors is exploring opportunities to effect an acquisition, whether by merger, exchange or issuance of capital stock, acquisition of assets or other similar business combination, with a privately-held business which the Board believes may have significant growth potential.

In the statements of operations for the years ending December 31, 1997 and 1996, the remaining financial statement balances for sales and marketing and research and development represent the operating expenses incurred to develop the home use water purification technology which was sold in the second quarter of 1997. The remaining financial statement balances represent the Company's general and administrative overhead not attributable to either the portable Outdoor Business or the indoor home use products and technology. Salaries attributable to corporate general and administrative expenses were $64,000, $70,000 and $70,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Basis of Presentation
         ---------------------

The balance sheet as of December 31, 1997, and the statements of operations for the three years ending December 31, 1998, have been restated under Accounting Principles Board Opinion No. 30 as a result of the execution of the Sale Agreement and shareholder approval obtained on February 5, 1998.

         Cash and Cash Equivalents
         -------------------------

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998, the Company's cash and cash equivalents consisted of demand deposits, and money market accounts in banks and other financial institutions and governmental securities with maturities less than 90 days, which approximated market value. Governmental Securities classified as Cash Equivalents as of December 31, 1998 were $1,218,830 and matured at January 7, 1999 for $1,220,000.

         Inventory
         ---------

Inventory is stated at the lower of cost (first-in, first-out) or market, and consists primarily of component parts, including filter accessories and pump assemblies. Finished goods include material costs, labor and manufacturing overhead. Inventory, included in net assets of discontinued operations at December 31, 1997, consists of the following:

                                                        1997
                                                        ----

        Raw materials                                 $382,371
        Finished goods                                 436,729
                                                       819,000
        Less-Reserve for obsolescence                 (185,000)

                                                      $634,100
                                                      ========

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

         Loss Per Share
         --------------

In February 1997, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement establishes new standards for computing and presenting earnings per share and, as required, has been adopted retroactively by the Company in the accompanying financial statements. Adoption of the standard had no material impact on reported earnings per share and required financial statement disclosures. Outstanding options and warrants for the Company's common stock have been excluded from the computations of earnings per share as they are antidilutive for the periods presented.

         Comprehensive Income
         --------------------

The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in financial statements. For the years ended December 31, 1998 and 1997, the Company had no other comprehensive income items, therefore, comprehensive income is net income.

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

         Asset Impairment
         ----------------

The  Financial  Accounting  Standards  Board  (FASB)  has  issued  Statement  of
Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). The Company reviews its assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the undiscounted future cash flows related to the asset did not exceed the net book value. As discussed more fully in Note 1, the Company reviewed its long-lived assets for impairment and recorded an impairment loss of $685,838 for the year ended December 31, 1996 related to its equipment used in operations and intangible assets. The impairment charge is included in the loss from discontinued operations for 1996.

(3)      STOCKHOLDERS EQUITY
         -------------------


         Preferred Stock
         ---------------

The Company is authorized to issue 6,462,500 shares of $.001 par value, preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors.

(4)      STOCK OPTIONS AND WARRANT
         -------------------------

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

In February 1998, the Board granted each of Messrs. Bailey, Barnds, Barron, Effron, Gilson and Hack an option entitling him to purchase 60,000 shares of Common Stock at an exercise price of $1.3125 per share, which option is fully vested but is not exercisable until February 5, 2000.

                                            Number of Shares
                                     -----------------------------
                                          Officers     Employees
                                            and           and        Per Share
                                         Directors      Others    Exercise Price
                                         ---------      ------    --------------

Balance, December 31, 1995 ..........     481,916       88,526     $.47-$8.125

       Granted ......................      50,000       53,400     $        4.00
       Exercised ....................        --           --                --
       Canceled .....................     (31,000)      (5,776)    $        4.00
                                         --------     --------     -------------
Balance, December 31, 1996 ..........     500,917      136,150     $ .47-$8.125

       Granted ......................      25,000          500     $ .50-$4.00
       Exercised ....................        --           --                --
       Canceled .....................     (42,667)    (105,561)    $ 47-$8.125

Balance, December 31, 1997 ..........     483,250       31,089     $ .50-$8.125
                                         --------     --------     -------------
       Cancelled ....................    (483,250)     (31,089)    $ .50-$8.125
       Granted ......................     360,000         --       $      1.3125
                                         --------     --------     -------------

Balance, December 31, 1998 ..........     360,000         --       $      1.3125
                                         ========     ========     =============

Exercisable at December 31, 1998 ....        --           --
                                         ========     ========

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

                                                      Year Ended December 31,
                                                      -----------------------

                                             1998           1997           1996
                                             ----           ----           ----
Risk-free interest rate ............         5.41%          5.36%          5.96%
Dividend rate ......................          0.0%           0.0%           0.0%
Expected volatility ................        18.95%        116.26%        116.26%
Expected Life ......................      3.0 years     3.0 years      3.0 years

Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996 was approximately $0 or $0 per option, $9,401 or $0.37 per option, and $263,575 or $2.55 per option, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net loss and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                                                 Year Ended December 31,
                                                 -----------------------
                                           1998            1997            1996
                                           ----            ----            ----
Net loss:
    As reported ..................      $  (141)      $  (1,342)      $  (4,232)
    Pro forma ....................      $  (141)      $  (1,607)      $  (4,476)
Net loss per common share:
    As reported ..................      $ (0.05)      $   (0.43)   $      (1.38)
    Pro forma ....................      $ (0.05)      $    (.52)   $      (1.46)

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

(6)      MAJOR CUSTOMERS AND SUPPLIERS-DISCONTINUED OPERATIONS
         -----------------------------------------------------

During 1998, 1997 and 1996 sales to one customer represented approximately 0%, 37%, and 31% of total sales for those years, respectively.

(7)      INCOME TAXES
        ------------

As of December 31, 1998 and 1997, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $9,700,000 and $9,600,000 respectively. Based on an effective tax rate of 38%, the Company's related deferred tax assets were approximately $3,700,000 and $3,600,000 as of December 31, 1998 and 1997, respectively. The NOL carryovers expire from the year 2006 through the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

The Company has determined that approximately $3,700,000 and $3,600,000 of net deferred tax assets as of December 31, 1998 and 1997, respectively, do not satisfy the realization criteria set forth in SFAS No. 109. Recognition of these benefits requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been recorded to fully offset these net deferred tax assets.

The components of the net deferred tax assets as of December 31, 1998 and 1997, were as follows:

                                                   1998                1997
                                                   ----                ----
Net operating loss carry forward                $3,700,000         $3,600,000
Capitalization of organization and
Start up costs for tax purposes                          -             42,000
Depreciation                                             -             14,000
Accruals not deducted for tax purposes                   -            148,000
Asset impairment                                         -            261,000
Loss on disposal for discontinued options                -             60,000
Less-Valuation allowance                        (3,700,000)        (4,125,000)
                                                -----------        -----------

                                              $          -   $             -
                                              =============        ===========

(8)      401(K) PROFIT SHARING PLAN AND TRUST
         ------------------------------------

Pursuant to the Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company has agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employee salary deferral. Under the 401(k) Plan, the Company may also elect to make discretionary contributions. Employees vest in Company contributions over six years of service with the Company. Forfeitures of the unvested portion are allocated to the remaining employees in the plan proportionately, based upon current year compensation. During 1998, 1997 and 1996, the Company issued 6,336, 50,871 and 9,969, respectively, shares of common stock to the 401(k) plan. The 401(k) Plan was terminated in 1998.

(9)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

In August 1997, the Company entered into a new lease which commenced October 1997. Upon consummation of the Sale Transaction, the lease was assigned to, and assumed by, Cascade. The Company's new Corporate headquarters is 3492 West 109th Circle, Westminster, Colorado 80030.

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

(10)     PRO FORMA FINANCIAL INFORMATION

In the table below the February 6, 1998 balance sheet information, gross sales proceeds and estimated gain on sale of assets has been provided as additional information. Under the Sale Agreement, accounts receivable, inventories, prepaid expenses, deposits, fixed assets and other assets were sold at book value as of February 6, 1998, plus $300,000. Liabilities assumed include equipment leases and product warranties.

                                                             February 6, 1998
                                                          ----------------------

         Accounts receivable                                    $  77,386
         Inventory                                                634,100
         Prepaid expenses                                           7,172
         Fixed assets                                             309,823
         Deposits and other                                         6,436
                                                                ---------

         Subtotal assets to be sold                             1,034,917
         Liabilities to be assumed                                 64,420
                                                                ---------

         Net assets to be sold                                    970,497
         Gross sales proceeds                                   1,528,500
                                                                ---------

         Gain on sale of assets                                   558,003
         Severance, management bonuses and
         transaction costs                                        665,000
         Expected loss on operations prior
         To sale of assets                                         50,000
                                                                ---------

         December 31, 1997 accrued loss for disposal of
         discontinued operations                                $(156,997)
                                                                =========

Trade payables and other accrued expense in the ordinary course of business remained liabilities of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There  have  been  no  disagreements   with  the  Company  and  its  independent
accountants on any matter of accounting principles or practice or financial statement disclosure during 1998.

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table set forth certain information regarding the directors and executive officer of the Company:

Name                     Position With the Company       Age     Director Since
----                     -------------------------       ---     --------------
Peter W. Gilson          Chairman of the Board           59      1993
Thomas Barnds            Director                        30      1998
Clarke H. Bailey         Director                        44      1998
Thomas A. Barron         Director                        47      1993
Blair W. Effron          Director                        36      1995
Randall A. Hack          Director                        51      1995
J. Merrick Taggart       Director                        48      1998
Patrick E. Thomas        Chief Executive Officer         44      N/A

     Peter W. Gilson has served as a director since June 1993 and as Chairman of the Board since February 1998. Mr. Gilson served as President and Chief Executive Officer of Physician Support Systems, Inc. a company specializing in the management of physician and hospital practices, from 1991 through December 1997. From 1989 to the present, Mr. Gilson has also served as Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. From 1987 to 1988, he served as Chief Operating Officer of The Timberland Company, a manufacturer of footwear and outdoor clothing. From 1978 to 1986, he served as President of the Gortex Fabrics Division of W. L. Gore Associates. Mr. Gilson is a director and Chairman of Swiss Army Brands, Inc. and a director of Glenayre Technologies, Inc. and of New Hope Foundation.

     Thomas C. Barnds has served as a director since February 1998. Since October 1998, Mr. Barnds has served as a Managing Director at Nassau Capital L.L.C., which manages a $2 billion portfolio of investments in private companies and assets on behalf of Princeton University's endowment. From August 1996 to October 1998, Mr. Barnds served as an Associate at Nassau Capital L.L.C. Prior to joining Nassau Capital, Mr. Barnds was the manager of new business development for McGaw, Inc., a healthcare company, and a financial analyst at Alex. Brown & Sons, an investment banking firm. Mr. Barnds received a B.A. from Princeton University in 1990 and an M.B.A. from Stanford University in 1996.

     Clarke H. Bailey has served as a director of the Company since February 1998. Mr. Bailey has served as Chairman, Chief Executive Officer and a director of National Fulfillment, Inc., a leading provider of literature fulfillment and other marketing services, since January 1999. Since February 1995, Mr. Bailey has served as Co-Chairman of the Board and a director of Hudson River Capital LLC, a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments. Mr. Bailey also served as Chairman, Chief Executive Officer and a director of Arcus

Technology Services, Inc., the leading national provider of secure off-site computer data storage and related disaster recovery services as well as information technology staffing solutions, from February 1995 until its merger with Iron Mountain Incorporated in January 1998. He served as Chief Executive Officer and a director of Glenayre Technologies, Inc., a paging and messaging infrastructure technology firm, from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. Mr. Bailey is also a director of Swiss Army Brands, Inc., Iron Mountain Incorporated and Connectivity Technologies, Inc.

     Thomas A. Barron has served as a director since June 1993. From November 1995 until February 1998, he served as Chairman of the Board of the Company. Mr. Barron is an author and has been Chairman of Evergreen Management Corp., a private investment firm, since January 1990. From November 1983 through November 1989, Mr. Barron was President, Chief Operating Officer and a director of The Prospect Group, Inc., a publicly held New York based holding company that conducted its major operations through subsidiaries and affiliates engaged in the railroads and specialized consumer products industries. Prior to that he served as a general partner of Sierra Ventures, a venture capital limited partnership. Mr. Barron also serves as a director of Swiss Army Brands, Inc. Mr. Barron, a Rhodes Scholar, has served as a Trustee of Princeton University, and on national and regional boards of The Wilderness Society and The Nature Conservancy.

     Blair W. Effron has served as a director since November 1995. Mr. Effron joined Dillon Read & Co., Inc., a New York based investment bank now known as SBC Warburg Dillon Read, in 1987 and currently serves as a Managing Director. Since 1993, Mr. Effron has been head of the firm's consumer products group, where he has responsibility for several clients including Anheuser-Busch Companies, Inc., General Mills, Inc., H. J. Heinz Company, and Playtex Products Inc. Mr. Effron also heads the Financial Sponsor Group. Mr. Effron has been a founding investor in several consumer products related enterprises including USA Detergents, Inc. and American Value Brands, Inc. a processor and marketer of value brand food products for mass merchandisers. Mr. Effron received a B.A. from Princeton University in 1984 and an M.B.A. from Columbia University in 1987.

     Randall A. Hack has served as a director since November 1995. Since January 1995, Mr. Hack has served as a senior managing director of Nassau Capital L.L.C., an investment firm which he founded. Nassau Capital manages a $2 billion portfolio of investments in private companies and real estate assets on behalf of Princeton University's endowment. From 1990 to January 1995, Mr. Hack served as President and Chief Executive Officer of the Princeton University Investment Company, which has overall management responsibility for Princeton's $5.5 billion endowment fund. From 1988 to 1990, Mr. Hack was the President and Chief Executive Officer of Capstone Equities, Inc. and, from 1979 to 1988, President and Chief Executive Officer of Matrix Development Company, a commercial and industrial real estate development firm in New Jersey, which he founded. Mr. Hack received a B.A. degree summa cum laude from Princeton University in 1969 and an M.B.A. from Harvard University in 1972. He serves as a Director of OmniCell Technologies, Inc., KMC Telecom Inc., Crown Castle International Corporation, Cornerstone Properties, and Acacia Capital Corp.

     J. Merrick Taggart has served as a director of the Company since May 1998. Mr. Taggart has served as a director and as President of Swiss Army Brands, Inc., the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Knives and professional cutlery as well as other products, since December 1995. From 1993 to November 1995, Mr. Taggart was President of Duofold, Inc., a sports apparel company, and Pringle of Scotland U.S.A., an apparel company. From 1990 to November 1992, Mr. Taggart was President of O'Brien International, a manufacturer and marketer of water sports equipment. Prior to that, Mr. Taggart was Senior Vice President of Product Development for the Timberland Company. Mr. Hart is also a director of Swiss Army Brands, Inc.

     Patrick E. Thomas, CPA has served as President and Chief Executive Officer of the Company since February 1998 and as Vice President and Chief Financial Officer since November 1994. Mr. Thomas has served as President and Managing Member of Total Beverage LLC, a private limited liability company specializing in retail beverage sales, since April 1998. Mr. Thomas was Chief Financial Officer for Bird Medical Technologies, Inc., a $50 million publicly traded medical products manufacturer from 1990 to 1993. From 1993 to 1994 he held positions as Vice President of Finance for Head Sports USA, Inc. a $50 million sporting goods manufacturer and distributor, and then Chief Accounting Officer and Controller for Synergen, Inc., a 600 employee publicly traded biotechnology pharmaceutical development company. Mr. Thomas also served as Chief Financial Officer and Director for LIFECARE International, Inc., a privately owned $20 million international medical products manufacturer from 1984 to 1990. Mr. Thomas received his B.S. in Accounting from University of Illinois in 1976. Mr. Thomas is a director of Great Trango Holdings, Co. and MT Ideas, LLC.

         Directors of the Company are elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected. Hudson River Capital LLC. and Nassau Capital Partners L.P. each have the right to nominate one person to serve on the Company's Board of Directors, and the Company has agreed to use its best efforts to secure the election of each such nominee to the Board of Directors. Clarke H. Bailey and Randall A. Hack were nominated by Hudson River Capital LLC. and Nassau Capital Partners, L.P., respectively, pursuant to such arrangements. The Company knows of no other arrangements or understandings between a director or nominee and any other person pursuant to which he has been selected as a director or nominee. There are no family relationships between any of the directors or the executive officer of the Company. The Company's only executive officer serves at the discretion of the Board of Directors.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company to its Chief Executive Officers for the years ended December 31, 1998, 1997 and 1996 and to the additional executive officers who received in excess of $100,000 in compensation for 1998 :

                                                           Long Term Compensation
                                   -----------------------------------------------------------------------
                                          Annual Compensation                  Awards           Payouts
                                   ----------------------------------- ----------------------- -----------
                                                                  Other                                                 All other
                                                                 Annual      Restricted                                  compen-
                                      Salary                     Compen-        Stock       Options/        LTIP         sation
Name & Principal Position    Year      ($)(1)      Bonus ($)   sation ($)     Award ($)     SARs ($)     Payouts ($)     ($)(2)
-------------------------    ----      ------      ---------   ----------     ---------     --------     -----------     ------
ERIC M. REYNOLDS             1998     $53,330     $136,188(3)      -0-           -0-           -0-           -0-          $ 804
Chief Executive Officer
until February 1998
                             1997     $95,000     $38,000(4)       -0-           -0-           -0-           -0-         $3,800
                             1996     $95,000         -0-          -0-           -0-           -0-           -0-         $3,106

PATRICK E. THOMAS            1998     $116,924    $136,188(3)      -0-           -0-           -0-           -0-         $1,053
Chief Executive Officer
since February 1998; Vice
President - Finance prior
thereto
                             1997     $85,000     $38,000(4)       -0-           -0-           -0-           -0-         $3,400
                             1996     $85,000         -0-          -0-           -0-           -0-           -0-         $3,400

JERRY COGDILL                1998     $57,874     $136,188(3)      -0-           -0-           -0-           -0-          $ 708
Chief of Operations


                             1997     $85,000     $38,000(4)       -0-           -0-           -0-           -0-         $3,400
                             1996     $85,000         -0-          -0-           -0-           -0-           -0-         $3,400

         (1) Amounts reported for 1998 include three months of severance plus accrued vacation pay. The amount set forth below for Mr. Thomas for 1998 also includes $64,000, or $6,000 per month, paid to Mr. Thomas in his capacity as President and Chief Executive Officer.

         (2) Represents the Company's Contribution to the executive officer's 401(k) account.

         (3) Represents the balance of the performance bonus paid under the terms of the Management Agreement described below under the heading "Certain Relationships and Related Transactions." This bonus, together with the accrued bonus of $38,000, was paid to each executive officer in February 1998.

         (4) Represents the performance bonus accrued at December 31, 1997 under the terms of the Management Agreement described below under the heading "Certain Relationships and Related Transactions." This accrued bonus, together with the additional bonus of $136,188 earned under such agreement as a result of the sale of substantially all of the assets of the Company, was paid to each executive officer in February 1998.

Option/SAR Grants in Last Fiscal Year; Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         No stock options were granted to, or exercised by, executive officers in 1997. As a result of the Sale to Cascade, all unexercised outstanding stock options to executive officers, directors and employees were terminated.
Accordingly, as of the end of the Company's 1998 fiscal year, there were no outstanding stock options held by the Company's executive officer.

         SWWT, Inc. Profit Sharing Plan and Trust

         Pursuant to the SweetWater, Inc. 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company contributed matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employee salary deferral. Under the 401(k)

Plan, the Company could also elect to make discretionary contributions. Employees vested in Company contributions over six years of service with the Company. Forfeitures of the unvested portion were allocated to the remaining employees in the plan proportionately based upon current year compensation. The Company terminated the 401(k) Plan in 1998.

Director's Compensation Fees

         In 1998, Directors of the Company did not receive fees for attending board meetings or committee meetings. Directors were reimbursed for their out-of-pocket expenses, including travel, incurred in the performance of their duties as directors. As a result of the Sale to Cascade, all outstanding stock options, including options issued to directors of the Company, expired on February 6, 1998. In February 1998, the Board granted each of Messrs. Bailey, Barnds, Barron, Effron, Gilson and Hack an option entitling them to purchase 60,000 shares of Common Stock at an exercise price of $1.3125 per share, which option is fully vested but is not exercisable until February 5, 2000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following tables sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 1, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and the executive officer of the Company, and (iii) all directors and the executive officer as a group. Except as otherwise noted, the Company knows of no agreements among its shareholders which relate to voting or investment power over its Common Stock.

        Beneficial Owner                            Shares Beneficially Owned(1)
        ----------------                            ----------------------------
                                                        Number         Percent
                                                        ------         -------
        Directors:
           Clarke H. Bailey                             28,000               *
           Thomas Barnds                            621,845(2)           19.9%
           Thomas A. Barron                             34,583            1.1%
           Blair W. Effron                              18,750               *
           Peter W. Gilson                               7,792               *
           Randall A. Hack                          635,799(3)           20.4%
           J. Merrick Taggart                                -               -
        Executive Officer                               12,942               *
        Executive officer & directors as a
        group (includes 8 persons)
                                                       738,113           23.6%
        Other 5% Shareholders:
        Nassau Capital Partners L.P.                   621,598           19.9%
        22 Chambers Street
        Princeton, NJ  08542
        Equities Enterprises, Inc.                  609,150(4)           19.5%
        160 Madison Avenue
        Third Floor
        New York, New York  10016
        Hudson River Capital LLC                    420,536(5)           13.1%
        667 Madison Avenue
        Suite 2500
        New York, NY  10021
        Charles Elsener                                197,500            6.3%
        CH-6438
        Ibach, Switzerland

         * Less than 1%

(1) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. With respect to information regarding 5% shareholders, the Company has relied on information provided in publicly-filed documents and, in certain cases, on supplementary information provided by the shareholder.
(2) Includes 621,598 shares held by Nassau Capital Partners L.P. and 247 shares which represent Mr. Barnds' interest in shares directly or indirectly held by NAS Partners I L.L.C., a limited liability company in which he is a member. Mr. Barnds is an employee of Nassau Capital L.L.C., which serves as the sole general partner of Nassau Capital Partners L.P. Mr. Barnds disclaims beneficial ownership of shares held by Nassau Capital Partners L.P.
(3) Includes 621,598 shares held by Nassau Capital Partners L.P. and 1,701 shares which represent Mr. Hack's interest in shares held directly or indirectly by NAS Partners I L.L.C., a limited liability company in which he is a member. Mr. Hack is one of four members of Nassau Capital L.L.C. which serves as the sole general partner of Nassau Capital Partners, L.P. Mr. Hack disclaims beneficial ownership of shares held by Nassau Capital Partners L.P.
(4) Shares are held by Equities Holdings LLC, a wholly-owned subsidiary of Equities Enterprises, Inc.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1997, the Company and Messrs. Reynolds, Thomas and Cogdill, members of the Company's senior management ("Management"), entered into an agreement (the "Management Agreement") pursuant to which the Management agreed to remain with the Company through January 31, 1998 in exchange for certain performance bonuses and a right of first refusal to purchase the Company's Outdoor Business in the event certain performance targets were met and the Company elected to sell such business within a specified period after December 31, 1997. Specifically, the Management Agreement provided that, Management, as a group, under certain circumstances, would receive a Performance Bonus equal to 50% of the amount by which cash and cash equivalents as set forth on the Company's audited balance sheet as of December 31, 1997, subject to certain adjustments ("Year End Cash") exceeded $1,000,000. In addition, in the event Year End Cash exceeded a specified target (which was lower than $1,000,000), Management had a right of first refusal in the event the Company elected to sell the Outdoor Business to a third party. If such right was not exercised, Management, as a group, would receive a Value Enhancement Bonus equal to 30% of the excess of the third party purchase price over the Management Price (as defined below) less the amount of the Performance Bonus, if any. In the event the Company elected to sell the Outdoor Business to Management, Management had the right to purchase the Outdoor Business for a specified price (the "Management Price") and the assumption of the Outdoor Business liabilities. The Management Price was subject to certain adjustments, and would have been reduced by the amount by which Year End Cash exceeded the target amount. If Year End Cash equaled or exceeded $1,000,000, the Management Price would have been a nominal amount.

         Under the terms of the Management Agreement, Management, as a group, earned a Performance Bonus equal to $114,000 and a Value Enhancement Bonus of $408,563, as a result of the sale of the Outdoor Business to Cascade Designs, Inc., which amounts were paid upon the completion of such sale in February 1998.

         In 1996, the Company retained Dillon, Read & Co., Inc., now known as SBC Warburg Dillon Read, as its exclusive agent to arrange a joint strategic alliance involving either a new equity investment or the acquisition of stock or assets of the Company. Mr. Effron, a director of the Company, is a Managing Director of SBC Warburg Dillon Read.


                                                      PART IV
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

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

         a)       Reports on Form 8-K:
                  --------------------

         No reports on Form 8-K were filed in the fourth quarter of fiscal 1998.

         b)       Exhibits:
                  ---------
                  Reference is made to the accompanying Index of Exhibits.

                                     PART V

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SWWT, Inc.
                                  (Registrant)


                                  /s/ Patrick E. Thomas
                                  ------------------------
                                  Patrick E. Thomas
                                  President and Chief Executive Officer

                                  Date:    March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick E. Thomas                             March 31, 1999
------------------------------------
Patrick E. Thomas
Chief Executive Officer, President,
Chief Financial Officer
(Principal Financial Officer)


/s/ Clarke H. Bailey                              March 31, 1999
------------------------------------
Clarke H. Bailey
Director

/s/ Thomas Barnds
------------------------------------              March 29, 1999
Thomas Barnds
Director

/s/ Thomas A. Barron                              March 31, 1999
------------------------------------
Thomas A. Barron
Director

/s/ Blair W. Effron                               March 31, 1999
------------------------------------
Blair W. Effron
Director

/s/ Peter Gilson                                  March 31, 1999
------------------------------------
Peter Gilson
Chairman of the Board
Director

/s/ Randall A. Hack
------------------------------------              March 31, 1999
Randall A. Hack
Director

------------------------------------              March __, 1999
J. Merrick Taggart
Director

                                INDEX OF EXHIBITS

No.               Exhibit Document                               Exhibit No.
---               ----------------                               -----------
(2)               Not Applicable

(3)               Articles of Incorporation and by-laws

         (A)      Certificate of Incorporation, as amended12

         (B)      By-laws1

(4) Instruments defining the rights of security holders, including indentures

         (A)      Excerpts from the Certificate of Incorporation, as amended12

         (B)      Excerpts from the By-laws1

         (C)      Specimen stock certificate2

(9)               Not Applicable

(10)              Material Contracts

                    (a) Form of Stock Purchase Agreement by and between the Company and The Forschner Group, Inc.(now known as Swiss Army Brands, Inc.)1

                    (b) Form of Stock Purchase Agreement by and between the Company and certain purchasers of Series A Preferred Stock1

                    (c) 1993 Stock Option Plan, as amended2,11

                    (d) Form of Non-Incentive Stock Option Agreement for options which were not issued under the 1993 Stock Option Plan2,11

                    (e) Lease Agreement dated December 12, 1994 between the Company and Pratt Land Limited Liability Company3

                    (f) Note and Warrant Agreement dated September 26, 19956

                    (g) Common Stock Purchase Warrant issued to Forschner Enterprises, Inc. (now known as Hudson River Capital LLC)6

                    (h) Subscription Agreement by and between the Company and Nassau Capital Partners in connection with the 1995 private placement of shares of Common Stock;7

                    (i) Form of Subscription Agreement executed by the Company and certain investors in connection with the 1995 private placement of shares of Common Stock.7

                    (j) Form of Director's Stock Option Agreement.7

                    (k) Letter Agreement dated April 17, 1997 by and between SweetWater, Inc. and American Standard Inc.8

                    (l) Agreement dated as of May 9, 1997 by and among SweetWater, Inc. and Eric M. Reynolds, Patrick Thomas and Jerry Cogdill8

                    (m) Termination of Lease Agreement dated May 29, 1997 by and between SweetWater, Inc. and Pratt Land Company, LLC.9

                    (n) Lease agreement dated August 1, 1997 by and between SweetWater, Inc. and Edwin Kanemoto, Dale Kanemoto and Karen
                    K. Wood.9 .

                    (o) Asset Purchase Agreement dated as of October 21, 1997 (the "Asset Purchase Agreement") by and between SweetWater, Inc., a Delaware corporation, and Cascade Designs, Inc., a Washington corporation ("Purchaser"). (A list of exhibits and schedules to the Purchase Agreement is attached thereto. The Registrant agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibits or schedules not otherwise filed herewith.)10

(11.1)            Not Applicable

(12)              Not Applicable

(13)              Not Applicable

(16)              Not Applicable

(18)              Not Applicable

(21)              Not Applicable

(22)              Not Applicable

(23)
                  23      Consent of experts and counsel

(24)              Not Applicable

(27)
                  27      Financial Data Schedule

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

         8 These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended March 31, 1997, as filed on May 16, 1997, and are incorporated herein by reference.

         9 These exhibits were filed as exhibits to the Company's Form 10-Q for the quarter ended June 30, 1997, as filed on August 11 1997, and are incorporated herein by reference.

         10 These exhibits were filed as exhibits to the Company's Form 8-K, as filed on February 19, 1998, and are incorporated herein by reference.

         11  Constitutes  a  "management   contract  or  compensatory   plan  or
arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.

         12 These exhibits were filed as exhibits to the Company's Form 10-K, as filed on March 31, 1998, and are incorporated herein by reference.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation by reference of our report dated March 26, 1999 included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-33704 and to all references to our firm included in this Form 10-K.

Denver, Colorado                             ARTHUR ANDERSEN LLP
March 26, 1999