Form 10-Q
period 1999-03-31
SWWT INC
filed 1999-05-14
CIK 914271

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to  ____________________

          Commission file number   0-25942
                                   --------

                                   SWWT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 84-1167603
---------------------------------------    -------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


3492 W. 109th Circle,  Westminster, CO                              80030
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

                           Yes    _X_                        No _____

     As of March 31, 1999, 3,122,254 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                   SWWT, Inc.


                                Table of Contents


                                                                           Page
                                                                           ----
Part I. Financial Information

        Item 1.  Financial Statements

                    Balance Sheets-
                    March 31, 1999 and December 31, 1998.....................3

                    Statements of Operations-
                    Three months ended March 31, 1999 and 1998...............5

                    Statements of Cash Flows
                    Three months ended March 31, 1999 and 1998...............6

                    Notes to Financial Statements............................7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..................................11


Part II. Other Information..................................................13

                                   SWWT, INC.
                                   ----------

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                                               March 31,      December 31,
                                                                                 1999             1998
                                                                             ------------     ------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................................   $  1,247,567    $  1,251,257
                                                                             ------------    ------------
                  Total current assets ...................................      1,247,567       1,251,257
                  Total Assets ...........................................   $  1,247,567    $  1,251,257
                                                                             ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities .................................   $     19,724    $     15,424
                                                                             ------------    ------------

                  Total liabilities ......................................   $     19,724    $     15,424
                                                                             ============    ============

COMMITMENTS AND CONTINGENCIES ............................................           --              --
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 8,000,000 shares authorized;
         3,122,254 shares issued and outstanding at March 31, 1999 and
         December 31, 1998, after deducting 71,734 shares held in treasury          3,122           3,122
Additional paid-in capital ...............................................     12,440,186      12,440,186
Accumulated deficit ......................................................    (11,215,465)    (11,207,475)
                                                                             ------------    ------------

                  Total Stockholders' Equity .............................      1,227,843       1,235,833
                                                                             ------------    ------------

                  Total Liabilities and Stockholders' Equity .............   $  1,247,567    $  1,251,257
                                                                             ============    ============

The accompanying notes to financial statements are an integral part of these balance sheets

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                        1999              1998
                                                  --------------    --------------
OPERATING EXPENSES:
  General and administrative ...............           22,435           104,862
                                                  -----------       -----------
         Total operating expenses ..........           22,435           104,862
                                                  -----------       -----------

INCOME (LOSS) FROM OPERATIONS ..............          (22,435)         (104,862)

OTHER INCOME, NET ..........................           14,445            12,560
                                                  -----------       -----------

NET INCOME (LOSS) ..........................      $    (7,990)      $   (92,302)
                                                  ===========       ===========




INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
                                                  $     (0.00)      $     (0.03)
                                                  -----------       -----------



WEIGHTED AVERAGE SHARES OUTSTANDING ........        3,122,254         3,120,142
                                                  ===========       ===========


The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                               ---------------------------
                                                                                   1999            1998
                                                                               ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..........................................................   $    (7,990)   $   (92,302)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Issuance of treasury stock to 401(k) plan ................................          --            5,319

Changes in assets and liabilities:


  Prepaids and other current assets ........................................          --            2,476

  Accounts payable and accrued liabilities .................................         4,300       (197,252)
  Accrued salaries and other current liabilities ...........................          --         (165,620)
  Accrued loss for disposal of discontined operations ......................          --         (156,997)
                                                                               -----------    -----------
         Net cash used in operating activities .............................        (3,690)      (604,376)

  Proceeds from sale of assets, net of costs ...............................          --          970,497
                                                                               -----------    -----------
         Net cash provided by investing activities .........................       970,497

CASH FLOWS FROM FINANCING ACTIVITIES .......................................          --             --
                                                                               -----------    -----------

         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............        (3,690)       366,121

CASH AND CASH EQUIVALENTS, beginning of period .............................     1,251,257        968,076
                                                                               ===========    ===========

CASH AND CASH EQUIVALENTS, end of period ...................................   $ 1,247,567    $ 1,334,197
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         Cash paid for interest ............................................   $      --      $      --
                                                                               ===========    ===========
         Termination of deferred compensation plan .........................   $      --      $      --
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

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, Inc.


                          Notes to Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited balance sheet, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SWWT, Inc. (the "Company") as of March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

         The unaudited financial statements presented herein have been prepared in accordance with Securities and Exchange Commission regulations and do not include all the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ending December 31, 1998.

         The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements.

2.       BUSINESS
         --------

         The Company was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. Prior to February 1998, the Company was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation, pursuant to an Asset Purchase Agreement dated as of October 21, 1997, for a purchase price of $1,633,425 in cash (the "Sale"). As a result of the Sale, the Company's only significant asset is cash and cash equivalents of approximately $1.3 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. The Board of Directors is exploring opportunities to effect an acquisition whether by merger, exchange or issuance of capital stock, acquisition of assets, or other similar business combination. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a business combination.

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

4.       NET INCOME (LOSS) PER COMMON SHARE
         ----------------------------------

         Net income  (loss) per common  share is computed by dividing net income
         (loss) by the weighted average number of shares of common stock outstanding during each period presented. At both March 31, 1999 and 1998, options on no shares have been treated as outstanding common stock equivalents.

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

         Effective February 28, 1998, the plan has been terminated and a favorable determination letter has been issued by the Internal Revenue Service.

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

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Financial Statements and the Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Three months ended March 31, 1999 and 1998

         Net loss decreased by $84,312 from a loss of $92,302 or $.03 per share for the three months ended March 31, 1998 to a loss of $7,990 or $0.00 per share for the three months ended March 31, 1999. The decreased loss was primarily due to the reduced general and administrative expenses as a result of the sale of its operating business which was completed in February 1998. Other income increased 15% from $12,560 to $14,445, in the three months ended March 31, 1998 and 1999, respectively.

Liquidity and Capital Resources

         Cash and cash equivalents decreased by $3,690 or less than 1%, to $1,247,567 at March 31, 1999.

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

PART II  OTHER INFORMATION

Item 1.             Legal Proceedings.  None.
Item 2.             Changes in Securities and Use of Proceeds.  None.
Item 3.             Defaults Upon Senior Securities.  None.
Item 4.             Submission of Matters to a Vote of Security Holders.  None.
Item 5.             Other Information.  None
Item 6.             Exhibits and Reports on Form 8-K.
(A)                 Reports on Form 8-K . None.
(B)                 Exhibits.
                    (27)     Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SweetWater, Inc.
                                         (Registrant)


Dated:  May 14, 1999                By:   /s/ Patrick E. Thomas
                                          ---------------------
                                          Patrick E. Thomas
                                          President,
                                          Vice  President of Finance
                                          and Administration, Chief
                                          Financial Officer
                                          (principal financial
                                          officer and chief
                                          accounting officer)

                                                   EXHIBIT INDEX


Exhibit                 Exhibit Description                Page(s) of this Form
-------                 -------------------                --------------------
Number
------
(27)                    Financial Data Schedule