Form 10-Q
period 1999-06-30
SWWT INC
filed 1999-08-13
CIK 914271

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]   QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        --------------     -------------------

         Commission file number          0-25942
                                 ---------------------

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

                           Yes   _X_          No _____

         As of August 1, 1999, 3,122,254 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                   SWWT, Inc.


                                Table of Contents


                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.    Financial Statements

                        Balance Sheets-
                        June 30, 1999 and December 31, 1998...................3

                        Statements of Operations-
                        Three and six months ended June 30, 1999 and 1998.....4

                        Statements of Cash Flows
                        Six months ended June 30, 1999 and 1998...............5
                        Notes to Financial Statements.........................6

          Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................8


Part II.  Other Information...................................................9

                                   SWWT, INC.
                                   ----------

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)
                                   -----------
                                                                          June 30,      December 31,
                                                                            1999           1998
                                                                            ----           ----
                                 ASSETS
                                 ------

CURRENT ASSETS:
  Cash and cash equivalents ......................................... $  1,212,308    $  1,251,257
  Prepaids and other current assets .................................       12,000            --
                                                                      ------------    ------------
                  Total current assets ..............................    1,224,308       1,251,257


                  Total Assets ...................................... $  1,224,308    $  1,251,257
                                                                      ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ............................ $      6,325    $     15,424
                                                                      ------------    ------------

Total liabilities ................................................... $      6,325    $     15,424
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES .......................................         --              --
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 8,000,000 shares authorized;

         3,122,254 shares issued and  outstanding  at
         June 30, 1999 and December 31, 1998,  after
         deducting 71,734 shares held in treasury ...................        3,122           3,122

Additional paid-in capital ..........................................   12,440,186      12,440,186
Accumulated deficit .................................................  (11,225,325)    (11,207,475)
                                                                       -----------     -----------

                  Total Stockholders' Equity ........................    1,217,983       1,235,833
                                                                      ------------    ------------

                  Total Liabilities and Stockholders' Equity ........ $  1,224,308    $  1,251,257
                                                                      ============    ============

The accompanying notes to financial statements are an integral part of these balance sheets

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------


                                       For the Three Months Ended      For the Six Months Ended
                                                June 30,                      June 30,
                                      ---------------------------    --------------------------
                                            1999           1998            1999          1998
                                            ----           ----            ----          ----
NET SALES .........................   $      --      $      --      $      --      $      --

OPERATING EXPENSES:
  Sales and Marketing .............                         --
  Research and development ........                         --
  General and administrative ......        23,840         26,200         46,275        131,062
                                      -----------    -----------    -----------    -----------

         Total operating expenses .        23,840         26,200         46,275        131,062
                                      -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS .....       (23,840)       (26,200)       (46,275)      (131,062)

OTHER INCOME, NET .................        13,980         17,203         28,425         29,763
                                      -----------    -----------    -----------    -----------

NET (LOSS) ........................   $    (9,860)   $    (8,997)   $   (17,850)   $  (101,299)
                                      ===========    ===========    ===========    ===========




INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
         Net (loss) ...............   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.03)
                                      -----------    -----------    -----------    -----------



WEIGHTED AVERAGE SHARES OUTSTANDING     3,122,254      3,122,254      3,122,254      3,121,198
                                      ===========    ===========    ===========    ===========





The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                                  For the Six Months Ended
                                                                                       June 30, 1999
                                                                                     1999           1998
                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss ....................................................................   $   (17,850)   $  (101,299)

  Adjustments to reconcile net loss to net cash used in operating activities:

  Issuance of treasury stock to 401(k) plan .................................          --            5,319

Changes in assets and liabilities:


  Prepaids and other current assets .........................................       (12,000)         2,476

  Accounts payable and accrued liabilities ..................................        (9,099)      (240,613)
  Accrued salaries and other current liabilities ............................          --         (165,620)
  Accrued loss for disposal of discontinued operations ......................          --         (156,997)
                                                                                -----------    -----------
Net cash used in operating activities .......................................       (38,949)      (656,734)
CASH FLOWS FROM INVESTING ACTIVITIES


  Proceeds from sale of assets, net of costs ................................          --          970,497
                                                                                -----------    -----------
Net cash provided by investing activities ...................................                      970,497

CASH FLOWS FROM FINANCING ACTIVITIES ........................................          --             --
                                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........................       (38,949)       313,763
CASH AND CASH EQUIVALENTS, beginning of period ..............................     1,251,257        968,076
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ....................................   $ 1,212,308    $ 1,281,839
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

         Cash paid for interest .............................................   $      --      $      --
                                                                                ===========    ===========
         Termination of deferred compensation plan ..........................   $      --      $      --
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

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, Inc.


                          Notes to Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited balance sheet, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SWWT, Inc. (the "Company") as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998.

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

4.       NET LOSS PER COMMON SHARE - BASIC AND DILUTED
         ---------------------------------------------

         Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. At both June 30, 1999 and 1998, options on no shares have been treated as outstanding common stock equivalents.

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

Results of Operations

Three months ended June 30, 1999 and 1998

         Net loss increased by $863 from a loss of $8,997 or $.00 per share for the three months ended June 30, 1998 to a loss of $9,860 or $0.00 per share for the three months ended June 30, 1999. The increased loss was primarily due to lower investment income offset by reduced general and administrative expenses

Six months ended June 30, 1999 and 1998

         Net loss decreased by $83,449 from a loss of $101,299 or $.03 per share for the six months ended June 30, 1998 to a loss of $17,850 or $0.01 per share for the six months ended June 30, 1999. The decreased loss was primarily due to the reduced general and administrative expenses as a result of the sale of the Company's operating business, which was completed in February 1998. Other income decreased 5% from $29,763 to $28,425 in the three months ended June 30, 1998 and 1999, respectively.

Liquidity and Capital Resources

         Cash and cash equivalents decreased by $38,949 or 3% to $1,212,308 at June 30, 1999 due to the payment of prior years accrued expenses and prepayment of current years insurance expense.

         The  Company  plans  to  use  its  cash  to  pay  ongoing  general  and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. Depending on the size and nature of the entity, if any, which may be acquired, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a business combination or to finance the operation of the acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financing by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company.


PART II. OTHER INFORMATION

Items 1-2         None

Item 3            None

Item 4            None

Item 5            Other Information

Item 6            Exhibits and Reports on Form 8-K

(A)               Exhibits
                  (27)     Financial Data Schedule

(B)               Reports on Form 8-K - None.



                                                        SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SWWT, Inc.
                                               (Registrant)


Dated:  August 12, 1999                By:   /s/ Patrick E. Thomas
                                             ---------------------
                                             Patrick E. Thomas
                                             President and
                                             Chief Financial Officer
                                             (principal financial officer and
                                             chief accounting officer)

                                  EXHIBIT INDEX


Exhibit                 Exhibit Description                 Page(s) of this Form
-------                 -------------------                 --------------------
Number
------
(27)                    Financial Data Schedule