Form 10-Q
period 1999-09-30
SWWT INC
filed 1999-11-15
CIK 914271

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]       QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________________

         Commission file number           0-25942
                                   -------------------

                                   SWWT, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                             84-1167603
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


3492 W. 109th Circle,  Westminster, CO                             80030
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

                           Yes    _X_          No ___

     As of September 30, 1999, 3,122,254 shares of Registrant's Common Stock, par value $.001 per share, were outstanding.

                                   SWWT, Inc.


                                Table of Contents


                                                                            Page
                                                                            ----


Part I. Financial Information

        Item 1.  Financial Statements

                    Balance Sheets-
                    September 30, 1999 and December 31, 1998...................3

                    Statements of Operations-
                    Three and nine months ended September 30, 1999 and 1998....4

                    Statements of Cash Flows
                    Nine months ended September 30, 1999 and 1998..............5

                    Notes to Financial Statements..............................6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................8


Part II. Other Information....................................................10

                                   SWWT, INC.
                                   ----------

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                                                September 30,   December 31,
                                                                                    1999            1998
                                                                                    ----            ----
                                 ASSETS
                                 ------
CURRENT ASSETS:
  Cash and cash equivalents ................................................   $  1,204,016    $  1,251,257
  Prepaids and other current assets ........................................          7,500            --
                                                                               ------------    ------------
                  Total current assets .....................................      1,211,516       1,251,257
                  Total Assets .............................................   $  1,211,516    $  1,251,257
                                                                               ============    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ...................................   $     16,676    $     15,424
                                                                               ------------    ------------
Total current liabilities ..................................................   $     16,676    $     15,424
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES ..............................................           --              --
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 8,000,000 shares authorized; 3,122,254 shares issued and outstanding at September 30, 1999 and December 31, 1998,
after deducting 71,734 shares held in treasury, respectively ...............          3,122           3,122
Additional paid-in capital .................................................     12,440,186      12,440,186
Accumulated deficit ........................................................    (11,248,468)    (11,207,475)

                  Total Stockholders' Equity ...............................      1,194,840       1,235,833
                                                                               ------------    ------------

                  Total Liabilities and Stockholders' Equity ...............   $  1,211,516    $  1,251,257
                                                                               ============    ============

The accompanying notes to financial statements are an integral part of these balance sheets

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                    For the Three Months Ended    For the Nine Months Ended
                                           September 30,                September 30,
                                    --------------------------    -------------------------
                                          1999           1998           1999          1998
                                          ----           ----           ----          ----
NET SALES .......................   $      --      $      --      $      --      $      --
OPERATING EXPENSES:
  General and administrative ....        38,156         42,585         84,431        173,647
                                    -----------    -----------    -----------    -----------
         Total operating expenses        38,156         42,585         84,431        173,647
                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS ...       (38,156)       (42,585)       (84,431)      (173,647)

OTHER INCOME, NET ...............        15,014         17,079         43,438         46,842
                                    -----------    -----------    -----------    -----------

Income Taxes ....................          --             --             --             --
Net Income (loss) ...............   $   (23,142)   $   (25,506)   $   (40,993)   $  (126,805)
                                    -----------    -----------    -----------    -----------


INCOME (LOSS) PER COMMON SHARE-
         BASIC AND DILUTED
         Net (loss) .............   $     (0.01)   $     (0.01)   $     (0.01)   $     (0.04)
                                    -----------    -----------    -----------    -----------



WEIGHTED AVERAGE SHARES
   OUTSTANDING BASIC AND DILUTED      3,122,254      3,122,254      3,122,254      3,122,254
                                    ===========    ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, INC.
                                   ----------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                                                For the Nine Months Ended
                                                                        September 30,
                                                                --------------------------
                                                                      1999          1998
                                                                      ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ...........................................   $   (40,993)   $  (126,805)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
  Issuance of treasury stock to 401(k) plan .................          --            5,319

Changes in assets and liabilities:
  Prepaids and other current assets .........................        (7,500)         2,476
  Accounts payable and accrued liabilities ..................         1,252       (224,234)
  Accrued salaries and other current liabilities ............          --         (165,620)
  Accrued loss for disposal of discontined operations .......          --         (156,997)
                                                                -----------    -----------
         Net cash used in operating activities ..............       (47,241)      (665,861)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets, net of costs ................          --          970,497
                                                                -----------    -----------
         Net cash provided by investing activities ..........       970,497

CASH FLOWS FROM FINANCING ACTIVITIES ........................          --             --
                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........       (47,241)       304,636
CASH AND CASH EQUIVALENTS, beginning of period ..............     1,251,257        968,076
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ....................   $ 1,204,016    $ 1,272,712
                                                                ===========    ===========

The accompanying notes to financial statements are an integral part of these financial statements

                                   SWWT, Inc.

                          Notes to Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         ---------------------

         In the opinion of management, the accompanying unaudited balance sheet, statements of operations and cash flows contain all adjustments, consisting only of normal recurring items, necessary to present fairly the financial position of SWWT, Inc. (the "Company") as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

2.       BUSINESS
         --------

         The Company was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. Prior to February 1998, the Company was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation, pursuant to an Asset Purchase Agreement dated as of October 21, 1997 for a purchase price of $1,633,425 in cash (the "Sale"). Upon completion of the Sale, the Company's only significant asset was cash and cash equivalents of approximately $1.3 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates. The Board of Directors is exploring opportunities to effect an acquisition whether by merger, exchange or issuance of capital stock, acquisition of assets, or other similar business combination. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a business combination.

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

4.       NET LOSS PER COMMON SHARE
         -------------------------

         Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period presented. At both September 30, 1999 and 1998, options on no shares have been treated as outstanding common stock equivalents.

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

General

         On February 6, 1998, the Company completed the sale of substantially all of its assets to Cascade Designs, Inc. for a purchase price of $1,633,425 in cash (the "Sale"). Upon completion of the Sale, the Company's only significant asset was cash and cash equivalents of approximately $1.3 million, after payment of expenses related to the Sale and management and severance bonuses. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to seek acquisition candidates.

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Financial Statements and the Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

Three months ended September 30, 1999 and 1998

         Net loss decreased by $2,364 from a loss of $25,506 or $.01 per share for the three months ended September 30, 1998 to a loss of $23,142 or $0.01 per share for the three months ended September 30, 1999. The decreased loss was primarily due to lower investment income offset by reduced general and administrative expenses.

Nine months ended September 30, 1999 and 1998

         Net loss decreased by $85,812 from a loss of $126,805 or $.04 per share for the nine months ended September 30, 1998 to a loss of $40,993 or $0.01 per share for the nine months ended September 30, 1999. The decreased loss was primarily due to the reduced general and administrative expenses as a result of the sale of its operating business, which was completed in February 1998. Other income decreased 7% from $46,842 to $43,438, in the nine months ended September 30, 1998 and 1999, respectively, on lower investment balances and lower interest rate yields. The decreased loss was primarily due to reduced general and administrative expenses.

Liquidity and Capital Resources

         Cash and cash equivalents decreased in 1999 by $47,241 or 3.8% to $1,204,016 at September 30, 1999, in line with operating losses.

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

(A)               Reports on Form 8-K - None

(B)               Exhibits

                  (27)     Financial Data Schedule




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SWWT, Inc.
                                             (Registrant)


Dated:  November 12, 1999               By:   /s/ Patrick E. Thomas
                                              ---------------------
                                              Patrick E. Thomas
                                              President and
                                              Chief Financial Officer
                                              (principal financial officer and
                                              chief accounting officer)



                                      -10

                                  EXHIBIT INDEX


Exhibit                 Exhibit Description              Page(s) of this Form
-------                 -------------------              --------------------
Number
------
(27)                    Financial Data Schedule