Form 10-K
period 1999-12-31
SWWT INC
filed 2000-04-14
CIK 914271

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10 - K
              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 1999       Commission file number 0-25942

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

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --- ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant on April 11, 2000, was approximately $6,091,254. On such date, the last sale price of registrant's common stock was $4.875 per share.

     Indicate number of shares outstanding of each of the registrant's classes of common stock, as of April 11, 2000.

     Class                                         Outstanding on April 11, 2000
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

     Prior to February 1998, the Company was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation ("Cascade"), pursuant to an Asset Purchase Agreement dated as of October 21, 1997, for a purchase price of $1,633,425 in cash (the "Sale"). As a result of the Sale, the Company's only significant asset is cash and cash equivalents of approximately $1.2 million. The Company has no further operating business, and has reduced its management and administrative staff to one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to pursue potential business combination (a "Business Combination") transactions.

     During 1999, the Company considered several possible Business Combinations and conducted negotiations with one potential candidate. The Board of Directors continuously explores opportunities to effect a Business Combination with a privately-held business which the Board believes may have significant growth potential. As the Company competes for desirable acquisition candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company, the Company cannot be assured that it will succeed in its efforts to conclude a Business Combination. If a Business Combination is effected, the success of the Company will depend to a great extent on the operations, financial condition, management and prospects of the entity, if any, with which the Company may merge or which it may acquire. As the Company has not consummated any transaction with a particular business entity, the specific risks presented by such business cannot be described or assessed at this time. Such business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured and such business may be in competition with larger, more established firms over which it will have no competitive advantage. The Company's new business opportunity may be highly illiquid and could result in a total loss to the Company if the opportunity is unsuccessful. Given the Company's limited resources, it is expected that the Company will not be in a position to diversify this risk by acquiring an interest in more than one business.

     Depending on the size and nature of the entity, if any, which may be a candidate for a potential Business Combination, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a Business Combination or to finance the operation of any acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company. If the Company issues additional equity to raise capital or to acquire a new business, the percentage ownership of the current shareholders could be significantly reduced and an "ownership change" could occur for tax purposes. An "ownership change" could adversely affect the Company's ability to use its net operating loss carryforwards.

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

Description of Prior Business

     Prior to the Sale, the Company was engaged in manufacturing and distributing portable water filtration and purification devices for outdoor use (the "Outdoor Business"). Since its inception, the Company engaged primarily in product development and incurred operating losses resulting in an accumulated deficit of approximately $11.3 million as of December 31, 1999.

     During 1997, the Company reduced its personnel, discontinued its research and development efforts and initiated a cost containment program to reduce general and administrative expenses, conserve its cash resources and enable the Company to concentrate its resources on its Outdoor Business. In July 1997, the Board reviewed the financial results for the quarter ended June 30, 1997, the moderate growth rate in the market for the Company's outdoor product in the 1997 selling season, the increased competition within such market, the increased market share of the Company's principal competitor, and the potential for the Outdoor Business to generate sufficient revenue to enable the Company to achieve profitability. The Board then authorized Dillon Read, together with members of management, to contact entities which they believed may have an interest in purchasing the Outdoor Business. As a result of such process, the Board approved the Sale to Cascade which was approved by the shareholders and completed in February 1998.

     In May 1997, the Company entered into an agreement (the "Management Agreement") with Eric M. Reynolds, Patrick E. Thomas and Jerry L. Cogdill, each of whom was an executive officer of the Company (collectively, "Management"), pursuant to which Management agreed to remain with the Company through January 31, 1998, in exchange for certain performance bonuses and a right of first refusal to purchase the Outdoor Business which would become effective in the event (i) certain performance targets were met and (ii) the Company elected to sell such business within a specified period after December 31, 1997. As a result of the Sale, the three members of Management, as a group, received an aggregate bonus equal to $523,000. As the determination to sell the Outdoor Business was made prior to December 31, 1997, the right of first refusal was not available to Management under the terms of the Management Agreement.

Recent Developments

     On April 14, 2000, the Company and its wholly owned subsidiary, ENWC Acquisition, Inc., a Delaware corporation ("ENWC"), entered into a merger agreement (the "Merger Agreement") with E-Newco, Inc., a Delaware corporation ("E-Newco"), which is attached as an Exhibit 2.1 and is incorporated herein by reference. Under the terms of the Merger Agreement, the Company will issue 757,772 shares of its convertible preferred stock, par value $0.001 per share (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for their shares of E-Newco common stock. Under the terms of the Merger Agreement, E-Newco will merge with ENWC (the "Merger") and will become a wholly owned subsidiary of the Company. Under the terms of the certificate of designations of the Series B Preferred Stock, which is attached as Exhibit 3.1 and is
incorporated   herein  by   reference,   the  Series  B  Preferred   Stock  will
automatically convert into an aggregate of 75,777,162 shares of Common Stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized Common Stock and the receipt by the Company of additional equity financing of at least $15.0 million. The holders of the Series B Preferred Stock to be issued in connection with the Merger will vote with the holders of the Common Stock on an as converted basis and will possess approximately 95.5% of the voting power outstanding after the Merger. Upon completion of these transactions, but without giving effect to the receipt of the additional equity financing, the Company will have outstanding approximately 79,347,851 shares of Common Stock, on an as converted and fully diluted basis, of which the current stockholders of E-Newco will own approximately 95.5%.

     If the Company  does not receive  additional  equity  financing of at least
$15.0 million within 180 days of the consummation of the transactions contemplated by the Merger Agreement, the holders of the Common Stock may elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at a redemption price equal to a pro-rata portion of the Company's cash balance, if any, at the date of redemption.

     The Company is expected to pay a one-time cash dividend to its pre-Merger stockholders in an amount equal to the cash on the Company's balance sheet immediately prior to the effective time of the Merger less expenses related to the Merger and the settlement of certain claims made in connection with a prior transaction. See "Item 3 - Legal Proceedings."

     In connection with the transactions contemplated by the Merger Agreement, three of the current directors of the Company will resign as members of the board of directors of the Company, and Mr. Jon Diamond and two other designees of E-Newco will become members of the board. In addition, Mr. Diamond will become the President and Chief Executive Officer of the Company.

     Following the completion of the transactions contemplated by the Merger Agreement, the Company expects that its stockholders will act by written consent to, among other things, change the name of the Company, increase the authorized capital stock of the Company, make certain other modifications to the certificate of incorporation and by-laws of the Company, and make changes to the composition of the board of directors of the Company.

The transactions contemplated by the Merger Agreement are expected to close prior to the end of April 2000 and will be subject to customary conditions. There can be no assurance that the transactions contemplated by the Merger Agreement will be consummated.

Employees

     At December 31, 1999, the Company had one part-time employee.

Item 2.    Properties

     The Company's administrative offices are located at 3492 W. 109th Circle, Westminster, Colorado 80030, in space supplied by the Company's Chief Executive Officer at no cost to the Company.

Item 3.    Legal Proceedings

     On March 28, 2000, the Company received a communication making certain claims with respect to a prior transaction. On April 13, 2000, the Company entered into an agreement to settle such claims. Under the agreement, the Company, without admitting liability, will make a one-time payment to the claimant of $250,000, will reimburse related expenses of the claimant up to $50,000 and will receive an unconditional release from the claimant. The payments will be made prior to the closing of the Merger and are a condition precedent to the consummation of the Merger.

     In 1996, the Company received a communication from a patent holder, which was a competitor of the Company, offering to license such patent to the Company with respect to an accessory part of two of the Company's products. Although the Company did not believe the competitor's patent would be upheld if judicially tested, given the potential costs associated with patent claims, the Company elected to redesign the accessory part in a manner which it believed should avoid potential claims with respect to future products sold by the Company. Although the Company notified the competitor of its actions and has not received a response thereto, no assurance can be given that a claim for infringement will not be made against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a stockholders' vote during the last quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

     Trading of the Company's Common Stock has been sporadic and in small volumes since its initial public offering in January 1994. The Company cannot be assured that an established public trading market will develop or be sustained. The Common Stock has been trading in the over-the-counter market under the symbol "SWWT" since May 14, 1997. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1998 as reported by dealers appearing as market makers on the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The Company believes that the number of beneficial owners was at least 300 as of April 11, 2000.







                    1999                      HIGH        LOW
                    Fourth Quarter            1.7500      0.7500
                    Third Quarter             1.8125      1.2813
                    Second Quarter            1.5625      0.2800
                    First Quarter             0.3125      0.2800

                    1998
                    Fourth Quarter            0.3400      0.3100
                    Third Quarter             0.7200      0.3400
                    Second Quarter            0.5000      0.5000
                    First Quarter             1.3700      0.5000


     The Company has never paid a dividend and does not anticipate payment of dividends in the foreseeable future unless in connection with the Merger.

Item 6.    Selected Financial Data

     The selected financial data presented below for the years ended December 31, 1995 through December 31, 1999 are derived from the financial statements of the Company. No dividends have been paid for any of the periods presented. The financial data set forth below should be read in conjunction with the financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                             SUMMARY FINANCIAL DATA
                      (in thousands, except per share data)



                                                                 Year Ended December 31,
                                           ---------------------------------------------------------------------
                                               1999           1998          1997           1996          1995

Statement of Operations Data:
Net Sales                                     $     0        $     0       $     0        $     0      $      0
Costs and Expenses:
   General & Administrative                       128            203           289            628           249
   Sales & Marketing                                -              -            56            267             -
   Research & Development                           -              -           237            908             -
Operating Income (Loss)                          (128)          (203)         (582)        (1,803)         (249)
Other Income, net                                  59             62           246            128            29
Net (Loss) from Continuing Operations             (69)          (141)         (336)        (1,675)         (220)
Net (Loss) from Continuing                    $ (0.02)        $(0.05)       $(0.11)        $(0.55)       $(0.11)
    Operations per Common
    Share - Basic and Diluted
Weighted Average number of                      3,122          3,122         3,094          3,065         1,949
    Common shares outstanding (1)

                                                                         December 31,
                                           -------------------------------------------------------------------------
                                              1999          1998            1997           1996             1995
                                           -----------    ----------     -----------    ------------     ------------
Balance Sheet Data:
Working Capital                              $1,167         $ 1,236         $1,372        $ 2,178          $ 5,487

Total Assets                                  1,195           1,251          1,941          3,309            7,506
Long Term Debt                                    -               -              -              -              208

Total Liabilities                                28              15            569            617              616
Accumulated earnings (deficit)              (11,276)        (11,207)       (11,066)        (9,742)          (5,492)
Stockholders' equity                          1,167           1,236          1,372          2,693            6,890



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

General

     On February 6, 1998, the Company completed the sale of substantially all of its assets to Cascade. The selected financial data for the years ended December 31, 1995 through December 31, 1998, have been restated under Accounting Principles Board Opinion No. 30, as a result of the execution of the Asset Purchase Agreement and shareholder approval obtained on February 5, 1998. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Financial Statements and the Notes thereto included in this Form 10-K.

Results of Operations

1999 Compared to 1998 - Continuing Operations

     Net loss from continuing operations decreased from a loss of $141,000 or $0.05 per share, to a loss of $69,000 or $0.02 per share in 1998 and 1999, respectively. The decreased loss was primarily due to reduced operating expenses as a result of the sale of substantially all the assets of the Company and reduction in the salary of the one part-time employee, which were partially offset by increased legal expenses in connection with a potential Business Combination.

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

Liquidity and Capital Resources

     Cash and cash equivalents and short term investments decreased by 1% from $1,251,000 at December 31, 1998 to $1,192,000 at December 31, 1999, due to the
loss from continuing operations.

     Since its inception, the Company has been engaged primarily in product development and has incurred operating losses resulting in an accumulated deficit of approximately $11.3 million as of December 31, 1999. Operating losses increased in 1996 as a result of the Company's efforts to develop a water filtration and purification device for the home use market. The Company suspended its efforts to manufacture and market this product, reduced its personnel and initiated a cost containment program designed to reduce general and administrative costs, and conserve its cash reserves. In April 1997, the Company sold the plans, designs and technology associated with the home use product and realized net proceeds of approximately $210,000. In February 1998, the Company sold the Outdoor Business, which represented substantially all of its assets, to Cascade and realized proceeds of $1,633,425. Immediately after the closing of the Sale and payment of related and retained liabilities, the Company's assets were approximately $1.4 million.

     The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to pursue potential Business Combination transactions. Depending on the size and nature of the entity, if any, which may be a candidate for a potential Business Combination, the Company may utilize cash, equity, debt or a combination thereof to increase the amount of capital available for a Business Combination or to finance the operation of the acquired business. Although the Company believes additional capital may be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations including the Company's capital requirements, its perceived ability to service such debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

     The Company is not exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments.

Item 8. Financial Statements and Supplementary Data



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SWWT, Inc.:



We have audited the accompanying balance sheets of SWWT, INC. (formerly SweetWater, Inc.) (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SWWT, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
February 21, 2000, (except with respect to the matters described in note 8, as to which the date is April 14, 2000).

                                    SWWT INC.

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                  1999                  1998

      ASSETS

      Cash and cash equivalents                                                 $1,191,670        $  1,251,257
      Prepaids and other current assets                                              3,000                   -
                                                                                 ---------           ---------
                  Total assets                                                  $1,194,670        $  1,251,257
                                                                                 =========           =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $   27,689        $     15,424
                                                                                   -------              ------
                  Total liabilities                                                 27,689              15,424

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 8,000,000 shares authorized; 3,122,254 and
       3,122,254 shares issued and outstanding at December 31, 1999 and 1998, after deducting 71,734 and 71,734
       shares held in treasury, respectively                                          3,122              3,122
     Additional paid-in capital                                                  12,440,186         12,440,186
     Accumulated deficit                                                        (11,276,327)       (11,207,475)
                                                                                ------------       ------------
                Total stockholders' equity                                        1,166,981          1,235,833
                                                                                ------------       ------------

                Total liabilities and stockholders' equity                      $ 1,194,670       $   1,251,257
                                                                                ============       ============





The accompanying notes to financial statements are an integral part of these balance sheets.

                                   SWWT, INC.

                            STATEMENTS OF OPERATIONS



                                                                For the Years Ended December 31,
                                                     --------------------------------------------------------
                                                         1999                 1998                1997
                                                         ----                 ----                ----

  NET SALES
                                                     $        -           $       -          $         -
  OPERATING EXPENSES:
    Sales and marketing                                                                            55,910
    Research and development                                                                      236,673
    General and administrative                          127,874             203,918               289,429
                                                     -----------         ------------         ------------

           Total operating expenses                     127,874             203,918               582,012
                                                     -----------         ------------         ------------

  INCOME (LOSS) FROM OPERATIONS                        (127,874)           (203,918)             (582,012)
                                                     -----------         ------------         ------------

  OTHER INCOME (EXPENSE)
    Gain on sale of technology and fixed assets               -                    -              202,497
    Interest income                                      59,022               62,464               46,870
    Interest expense and other                                -                    -               (3,536)
                                                     -----------         ------------         ------------
                                                         59,022               62,464              245,831
                                                     -----------         ------------         ------------

  NET INCOME (LOSS) FROM CONTINUING                     (68,852)            (141,454)            (336,181)
  OPERATIONS

  (LOSS) FROM DISCONTINUED OPERATIONS                         -                    -             (848,872)

  (LOSS) FROM DISPOSAL OF DISCONTINUED
  OPERATIONS, including provision of $50,000 for
  operating losses during period prior to completion
  of sale                                                     -                    -             (156,997)




  NET (LOSS)                                         $  (68,852)         $  (141,454)        $ (1,342,050)
                                                     ===========         ============         ============

  INCOME (LOSS) PER COMMON SHARE-
           BASIC AND DILUTED
           (Loss) from continuing operations         $     (.02)         $     (0.05)        $      (0.11)
           (Loss) from discontinued operations               -                     -                (0.27)
           (Loss) from disposal of discontinued              -                     -                (0.05)
           operations
                                                     -----------         ------------         ------------
           Net (loss)                                $     (.02)         $     (0.05)        $      (0.43)
                                                     ===========         ============         ============

  WEIGHTED AVERAGE SHARES OUTSTANDING                  3,122,254           3,121,726             3,094,330
                                                     ===========         ============         ============



The accompanying notes to financial statements are an integral part of these financial statements.

                                   SWWT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                        Common Stock                      Additional
                                                    -------------------      Deferred       Paid-in     Accumulated
                                                    Shares       Amount    Compensation     Capital       Deficit           Total
                                                    ------       ------    ------------   ----------     ----------         -----


BALANCES, December 31, 1996                         3,067,382     $3,068   $(12,366)    $12,425,783    $ (9,723,971)   $2,692,514

   Common stock issued to 401(k) Plan                  50,871         50         --          21,594              --        21,644
   Treasury stock purchase from a stockholder, at
     cost                                              (2,335)        (2)        --            (138)             --          (140)
   Unearned balance of deferred compensation               --         --     12,366         (12,366)             --            --
   Net loss                                                --         --         --              --      (1,342,050)   (1,342,050)
                                                     --------      -----     ------       ---------      ----------     ---------

BALANCES, December 31, 1997                         3,115,918      3,116         --      12,434,873     (11,066,021)    1,371,968

   Common stock issued to 401(k) Plan                   6,336          6         --           5,313              --         5,319
   Net loss                                                --         --         --              --        (141,454)     (141,454)
                                                     --------      -----     ------       ---------      ----------     ---------
BALANCES, December 31, 1998                         3,122,254      3,122         --      12,440,186     (11,207,475)    1,235,833


Net Loss                                                   --         --         --              --         (68,852)      (68,852)
                                                     --------      -----     ------       ---------      ----------     ---------
BALANCES, December 31, 1999                         3,122,254     $3,122   $     --     $12,440,186    $(11,276,327)   $1,166,981
                                                    =========      =====    =======      ==========     ============    =========

The accompany notes to financial statements are an integral part of these statements.

                                   SWWT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                December 31,
                                                               ------------------------------------------------
                                                                     1999             1998             1997
                                                                     ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $(68,852)     $(141,454)      $ (1,342,050)
    Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                                    -              -            174,783
         Gain on sale of technology and fixed assets                      -              -           (202,497)
         Issuance of treasury stock to 401(k) Plan                        -          5,319             21,644
         Accrued loss for disposal of discontinued
         operations                                                       -       (156,997)           156,997
     Changes in assets and liabilities-
         Prepaids and other current assets                           (3,000)         2,476             48,812
         Accounts payable and accrued liabilities                    12,265       (231,040)          (246,892)
         Accrued salaries and employee benefits                           -       (165,620)            72,638
         Net change in operating assets of discontinued
           operations                                                     -              -            171,294
                                                                    -------       --------         ----------
                Net cash used in operating activities               (59,587)      (687,316)        (1,145,271)
                                                                    -------       --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets related to discontinued
        operations                                                        -              -            (36,183)
     Proceeds from sale of technology                                     -              -            229,074
     Proceeds from sales of short-term investments                        -              -            440,659
     Proceeds from sale of assets, net of costs                           -        970,497                  -
                                                                    -------       --------         ----------
           Net cash provided by investing, activities              $      -      $ 970,497       $    633,550
                                                                    -------       --------         ----------

The accompanying notes to financial statements are an integral part of these statements.

                                   SWWT, INC.

                            STATEMENTS OF CASH FLOWS


                                                                               For the Years Ended
                                                                                   December 31,
                                                              -------------------------------------------------------
                                                                  1999                   1998              1997
                                                            -------------   -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of common stock                              $          -       $            -      $        (140)
                                                            -------------          ---------------   --------------
         Net cash used in financing activities                         -                    -               (140)
                                                            -------------          ---------------   --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (59,587)             283,181           (511,861)
CASH AND CASH EQUIVALENTS, beginning of period                 1,251,257              968,076          1,479,937
                                                            -------------
                                                                                   ---------------   --------------
CASH AND CASH EQUIVALENTS, end of period                      $1,191,670           $ 1,251,257     $    968,076
                                                            =============          ===============   ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
     Cash paid for interest                                  $         -           $           -   $       3,536
                                                            =============
                                                                                    ==============   ==============
     Unearned balance of deferred compensation plan          $                     $               $     12,366
                                                            =============           ===============   =============


The accompanying notes to financial statements are an integral part of these statements.

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


(1)      BUSINESS, DISCONTINUED OPERATIONS AND CONTINUING OPERATIONS
         -----------------------------------------------------------

         Business

SWWT, Inc., formerly known as SweetWater, Inc. (the "Company"), specialized in the development, marketing and sale of water filtration and purification devices and technologies to address health concerns resulting from the microbiological contamination of drinking water. The Company's products had been principally marketed to outdoor supply retailers across the United States. A significant portion of the Company's revenues were derived from sales to one national outdoor supply retailer.

Since its inception, the Company had incurred significant operating losses and cash flow deficits. Operating losses increased in 1996, as a result of the Company's efforts to develop a water filtration and purification device for the home use market. During 1996, the Company actively pursued the establishment of a joint strategic alliance to manufacture and market the home use product; however, the Company was not successful in locating an industry partner to manufacture and market this potential product. Accordingly, the Company suspended its efforts to manufacture and market this product, sold the plans, designs and technology associated therewith in April 1997 and realized net proceeds of approximately $210,000.

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

In May 1997, the Company and Eric M. Reynolds (President, Chief Executive Officer and a director of the Company), Patrick E. Thomas (Vice President and Chief Financial Officer of the Company), and Jerry L. Cogdill (Chief of Operations for the Company) (collectively, "Management"), entered into an agreement (the "Management Agreement") pursuant to which Management agreed to remain with the Company through January 31, 1998, in exchange for certain performance bonuses and a right of first refusal to purchase the Outdoor Business under certain conditions. Since the Company entered into the Sale Agreement, the right of first refusal did not occur. Management received a bonus, based on the price paid by Cascade, of approximately $523,000, of which approximately $114,000 was earned and accrued at December 31, 1997, and the remainder is factored into the "accrued loss for disposal of discontinued operations."

The Company had net sales for the year ended 1997 of approximately $1,638,000.

         Continuing Operations

Immediately after closing the Sale Transaction and paying related and retained liabilities, the Company's assets were limited to approximately $1.4 million in cash and cash equivalents. The Company has no further operating business and its management and administrative staff have been reduced to a minimum required to maintain and to fulfill its reporting obligations. The Board of Directors is exploring opportunities to effect an acquisition, whether by merger, exchange or issuance of capital stock, acquisition of assets or other similar business combination, with a privately-held business.

In the statements of operations for the year ended December 31, 1997, the financial statement balances for sales and marketing and research and development represent the operating expenses incurred to develop the home use water purification technology which was sold in the second quarter of 1997.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

The balance sheet as of December 31, 1999 and 1998, and the statements of operations for the three years ending December 31, 1999, have been restated under Accounting Principles Board Opinion No. 30 as a result of the execution of the Sale Agreement and shareholder approval obtained on February 5, 1998.

         Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999 and 1998, the Company's cash and cash equivalents consisted of demand deposits, and money market accounts in banks and other financial institutions and governmental securities with maturities less than 90 days, which approximated market value.

         Income Taxes

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and carryforwards. Such deferred income tax assets and liabilities are based on enacted tax laws. SFAS No. 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 5).

         Treasury Stock

Treasury stock purchases are accounted for at cost, and are reflected as a reduction of common stock and additional paid-in capital in the accompanying balance sheets.

         Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For each period presented there are no differences between Net Income (Loss) and Comprehensive Income (Loss).

         Basic and Diluted Loss per Common Share

Loss per common share and common equivalent share for each period presented is computed using the sum of the weighted average number of shares of common stock outstanding. Fully diluted shares that would result from the exercise of common stock options would be anti-dilutive and thus are not presented.

         Use of Estimates in the Preparation of Financial Statements

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

(3)      STOCKHOLDERS EQUITY

         Private Placement Offering

In November 1995, the Company completed a private placement of its common stock. In connection with the offering, 1,335,078 shares of common stock were sold at a price of $4 per share, providing net proceeds to the Company of approximately $5,267,100. This included the conversion of a $1,500,000 Convertible Subordinated Promissory Note issued in September 1995 to an existing shareholder of the Company and accrued interest of $15,308 at $4 per share of common stock.

Preferred Stock

The Company is authorized to issue 6,462,500 shares of $.001 par value, preferred stock. Shares of preferred stock may be issued from time to time in one or more series, with the rights and powers of each series set by the Board of Directors.

(4)      STOCK OPTIONS AND WARRANT

In February 1998, the Company granted to each member of the Board of Directors an option entitling them to purchase 60,000 shares of Common Stock at an exercise price of $1.3125 per share, which option is not exercisable until February 5, 2000.

No stock options were granted during 1999 by the Company. In addition, no stock options were exercised or canceled during 1999.

No stock options were exercised subsequent to year end.

                                  Number of Shares
                                  -----------------
                                 Officers     Employees
                                    and          and         Per Share
                                 Directors      Others     Exercise Price
                                 ---------      -------    -------------


Balance, December 31, 1996          500,917     136,150    $ .47-$8.125

       Granted                       25,000         500    $ .50-$4.00
       Exercised                          -           -               -
       Canceled                     (42,667)   (105,561)   $ 47-$8.125
                                   --------    --------    ------------

Balance, December 31, 1997          483,250      31,089    $ .50-$8.125
       Granted                      360,000           -    $     1.3125
       Exercised                          -           -               -
       Canceled                    (483,250)    (31,089)   $ .50-$8.125
                                   --------    --------    ------------

Balance, December 31, 1998          360,000           -    $     1.3125
       Granted                            -           -               -
       Exercised                          -           -               -
       Canceled                           -           -               -

Balance, December 31, 1999          360,000           -    $     1.3125
                                   ========    ========    ============


Exercisable at December 31, 1999          -           -               -
                                   ========    ========    ============



The Company accounts for its stock-based compensation plan and non-plan options under APB No. 25, under which no compensation expense is recognized for options granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") for disclosure purposes. For SFAS No. 123 purposes, the fair value of each option grant and stock purchase right has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    Year Ended December 31,
                                                    ----------------------
                                                1998                  1997
                                                ----                  ----
     Risk-free interest rate                     5.41%                5.36%
     Dividend rate                               0%                   0%
     Expected volatility                        18.95%              116.26%
     Expected Life                               3.0 years            3.0 years

Using these assumptions, the fair value of the stock options granted in 1998 and 1997 was approximately $0 or $0 per option and $9,401 or $0.37 per option, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net loss and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                                     Year Ended December 31,
                                 ---------------------------
                               1999        1998        1997
                               ----       ----         ----
Net loss:
    As reported              $  (69)   $  (141)   $  (1,342)
    Pro forma                $  (69)   $  (141)   $  (1,607)
Net loss per common share:
    As reported              $(0.02)   $ (0.05)   $   (0.43)
    Pro forma                $(0.02)   $ (0.05)   $   (0.52)


In September 1995, the Company issued a warrant for the purchase of 88,435 shares of common stock in connection with the issuance of the $1,500,000 Convertible Promissory Note.

(5)      INCOME TAXES
          -----------

As of December 31, 1999 and 1998, the Company had net operating loss ("NOL") carryforwards for tax purposes of approximately $9,800,000 and $9,700,000, respectively. Based on an effective tax rate of 38%, the Company's related deferred tax assets were approximately $3,700,000 and $3,700,000 as of December 31, 1999 and 1998, respectively. The NOL carryovers expire from the year 2006 through the year 2019. The NOL carryover provisions apply for 20 years to all losses incurred in 1999 and subsequent years. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryovers available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interests.

The Company has determined that approximately $3,700,000 and $3,700,000 of net deferred tax assets as of December 31, 1999 and 1998, respectively, do not satisfy the realization criteria set forth in SFAS No. 109. Recognition of these benefits requires future taxable income, the attainment of which is uncertain. Accordingly, a valuation allowance has been recorded to fully offset these net deferred tax assets.

(6)      401(K) PROFIT SHARING PLAN AND TRUST

Pursuant to the Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), which was established effective January 1, 1995, the Company agreed to contribute matching contributions in the form of Company common stock at the rate of 50% of the first 8% of employee salary deferral. Under the 401(k) Plan, the Company could also elect to make discretionary contributions. Employees vested in Company contributions over six years of service with the Company. Forfeitures of the unvested portion were allocated to the remaining employees in the plan proportionately, based upon current year compensation. During 1998, and 1997, 0, and 5,726 respectively, shares of common stock were issued to the 401(k) plan. The plan was terminated in February 1998.

(7)      COMMITMENTS AND CONTINGENCIES

The Company's present Corporate headquarters is 3492 West 109th Circle, Westminster, Colorado 80030. No rental expense is presently being incurred by the Company.

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

(8)      SUBSEQUENT EVENT

         Merger With E-Newco, Inc.

On April 14, 2000, the Company and its newly-formed, wholly owned subsidiary, ENWC Acquisition, Inc., a Delaware corporation ("ENWC"), entered into a merger agreement (the "Merger Agreement") with E-Newco, Inc., a Delaware corporation ("E-Newco"). The Merger Agreement provides for the Company to issue 757,772 shares of its newly designated Series B convertible preferred stock (the 'Series B Preferred Stock"), to the stockholders of E-Newco in exchange for their shares of ENewco common stock. E-Newco will then merge with ENWC (the "Merger") and become a wholly owned subsidiary of the Company. E-Newco is a newly-formed holding company that will fund early-stage Internet properties and acquire existing companies focused on media, music, entertainment, and consumer applications. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of Common Stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized Common Stock and the receipt by the Company of additional equity financing of at least $15.0 million. The holders of the Series B Preferred Stock will vote with the holders of the Common Stock on an as converted basis and will possess approximately 95.5% of the voting power outstanding after the Merger. Upon completion of these transactions, but without giving effect of the receipt of the additional equity financing, the Company will have outstanding approximately 79,347,851 shares of Common Stock, on an as converted and fully diluted basis, of which the current stockholders of E-Newco will own approximately 95.5%.

If the Company does not receive additional equity financing of at least
$15.0 million within 180 days of the consummation of the transactions contemplated by the Merger Agreement, the holders of the Common Stock may elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at a redemption price equal to a pro-rata portion of the Company's cash balance, if any, at the date of redemption.

The Company is expected to pay a one-time cash dividend to its pre-Merger stockholders in an amount equal to the cash on the Company' s balance sheet immediately prior to the effective time of the Merger less expenses related to the Merger and the settlement of certain claims as described below.

         Claim and Settlement

On March 28, 2000, the Company received a communication making certain claims with respect to a prior transaction. On April 13, 2000, the Company entered into an agreement to settle such claims. Under the agreement, the Company, without admitting liability, will make a one-time payment to the claimant of $250,000, will reimburse related expenses of the claimant up to $50,000 and will receive an unconditional release from the claimant. The payments will be made prior to the closing of the Merger, and are a condition precedent to the consummation of the Merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company and its independent accountants on any matter of accounting principles or practice or financial statement disclosure during 1999 or 1998.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         The following table sets forth certain information regarding the directors and the executive officer of the Company:

Name                     Position With the Company     Age       Director Since
----                     -------------------------     ---       --------------


Peter W. Gilson          Chairman of the Board         60        1993
Thomas Barnds            Director                      31        1998
Clarke H. Bailey         Director                      45        1998
Thomas A. Barron         Director                      48        1993
Blair W. Effron          Director                      37        1995
Randall A. Hack          Director                      52        1995
Patrick E. Thomas        Chief Executive Officer       45        N/A




     Peter W. Gilson has served as a director of the Company since June 1993 and as Chairman of the Board since February 1998. Mr. Gilson served as President and Chief Executive Officer of Physician Support Systems, Inc. a company specializing in the management of physician and hospital practices, from 1991 through December 1997. From 1989 to the present, Mr. Gilson has also served as Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. From 1987 to 1988, he served as Chief Operating Officer of The Timberland Company, a manufacturer of footwear and outdoor clothing. From 1978 to 1986, he served as President of the Gortex Fabrics Division of W. L. Gore Associates. Mr. Gilson is a director and Chairman of Swiss Army Brands, Inc. and a director of Glenayre Technologies, Inc. and of New Hope Foundation.

     Thomas C. Barnds has served as a director of the Company since February 1998. Since October 1998, Mr. Barnds has served as a Managing Director at Nassau Capital L.L.C., which manages a $2 billion portfolio of investments in private companies and assets on behalf of Princeton University's endowment. From August 1996 to October 1998, Mr. Barnds served as an Associate at Nassau Capital L.L.C. Prior to joining Nassau Capital, Mr. Barnds was the manager of new business development for McGaw, Inc., a healthcare company, and a financial analyst at Alex. Brown & Sons, an investment banking firm. Mr. Barnds received a B.A. from Princeton University in 1990 and an M.B.A. from Stanford University in 1996.

     Clarke H. Bailey has served as a director of the Company since February 1998. Mr. Bailey has served as Chairman, Chief Executive Officer and a director of National Fulfillment, Inc., a leading provider of literature fulfillment and other marketing services, since January 1999. Since February 1995, Mr. Bailey has served as Co-Chairman of the Board and a director of Hudson River Capital LLC, a private equity firm specializing in middle market acquisitions, recapitalizations and expansion capital investments. Mr. Bailey has served as Chairman of Glenayre Technologies, Inc., a paging and messaging infrastructure technology firm, since October 1, 1999 and served as Chief Executive Officer and a director of Glenayre from December 1990 until March 1994 and as its Vice Chairman of the Board from November 1992 to July 1996. Mr. Bailey also served as Chairman, Chief Executive Officer and a director of Arcus Technology Services, Inc., the leading national provider of secure off-site computer data storage and related disaster recovery services as well as information technology staffing solutions, from February 1995 until its merger with Iron Mountain Incorporated in January 1998. Mr. Bailey is also a director of Swiss Army Brands, Inc., Iron Mountain Incorporated and Connectivity Technologies, Inc.

     Thomas A. Barron has served as a director of the Company since June 1993. From November 1995 until February 1998, he served as Chairman of the Board of the Company. Mr. Barron is an author and has been Chairman of Evergreen Management Corp., a private investment firm, since January 1990. From November 1983 through November 1989, Mr. Barron was President, Chief Operating Officer and a director of The Prospect Group, Inc., a publicly held New York based holding company that conducted its major operations through subsidiaries and affiliates engaged in the railroads and specialized consumer products industries. Prior to that he served as a general partner of Sierra Ventures, a venture capital limited partnership. Mr. Barron also serves as a director of Swiss Army Brands, Inc. Mr. Barron, a Rhodes Scholar, has served as a Trustee of Princeton University, and on national and regional boards of The Wilderness Society and The Nature Conservancy.

     Blair W. Effron has served as a director of the Company since November 1995. Mr. Effron joined Dillon Read & Co., Inc., a New York based investment bank now known as SBC Warburg Dillon Read, in 1987 and currently serves as a Managing Director. Since 1993, Mr. Effron has been head of the firm's consumer products group, where he has responsibility for several clients including Anheuser-Busch Companies, Inc., General Mills, Inc., H. J. Heinz Company, and Playtex Products Inc. Mr. Effron also heads the Financial Sponsor Group. Mr. Effron has been a founding investor in several consumer products related enterprises including USA Detergents, Inc. and American Value Brands, Inc. a processor and marketer of value brand food products for mass merchandisers. Mr. Effron received a B.A. from Princeton University in 1984 and an M.B.A. from Columbia University in 1987.

     Randall A. Hack has served as a director of the Company since November 1995. Since January 1995, Mr. Hack has served as a senior managing director of Nassau Capital L.L.C., an investment firm which he founded. Nassau Capital manages a $2 billion portfolio of investments in private companies and real estate assets on behalf of Princeton University's endowment. From 1990 to January 1995, Mr. Hack served as President and Chief Executive Officer of the Princeton University Investment Company, which has overall management responsibility for Princeton's $5.5 billion endowment fund. From 1988 to 1990, Mr. Hack was the President and Chief Executive Officer of Capstone Equities, Inc. and, from 1979 to 1988, President and Chief Executive Officer of Matrix Development Company, a commercial and industrial real estate development firm in New Jersey, which he founded. Mr. Hack received a B.A. degree summa cum laude from Princeton University in 1969 and an M.B.A. from Harvard University in 1972. He serves as a Director of Crown Castle International Corporation and Cornerstone Properties, Inc.

     Patrick E. Thomas, CPA has served as President and Chief Executive Officer of the Company since February 1998 and as Vice President and Chief Financial Officer since November 1994. Mr. Thomas has served as President and Managing Member of Total Beverage LLC, a private limited liability company specializing in retail beverage sales, since April 1998. Mr. Thomas has served as Chief Financial Officer and Chief Operating Officer of Draco Systems, Inc. since February 1998. Mr. Thomas was Chief Financial Officer for Bird Medical Technologies, Inc., a $50 million publicly traded medical products manufacturer from 1990 to 1993. From 1993 to 1994 he held positions as Vice President of Finance for Head Sports USA, Inc. a $50 million sporting goods manufacturer and distributor, and then Chief Accounting Officer and Controller for Synergen, Inc., a 600 employee publicly traded biotechnology pharmaceutical development company. Mr. Thomas also served as Chief Financial Officer and Director for LIFECARE

International, Inc., a privately owned $20 million international medical products manufacturer from 1984 to 1990. Mr. Thomas received his B.S. in Accounting from University of Illinois in 1976. Mr. Thomas is a director of Great Trango Holdings, Co., MT Ideas, LLC, and MacroSystems Digital Video, AG.

     Directors of the Company are elected annually to serve until the next annual meeting of shareholders or until their successors are duly elected. Hudson River Capital LLC and Nassau Capital Partners L.P. each have the right to nominate one person to serve on the Company's Board of Directors, and the Company has agreed to use its best efforts to secure the election of each such nominee to the Board of Directors. Clarke H. Bailey and Randall A. Hack were nominated by Hudson River Capital LLC and Nassau Capital Partners, L.P., respectively, pursuant to such arrangements. The Company knows of no other arrangements or understandings between a director or nominee and any other person pursuant to which he has been selected as a director or nominee. There are no family relationships between any of the directors or the executive officer of the Company. The Company's only executive officer serves at the discretion of the Board of Directors.


Item 11.   Executive Compensation

     The following table sets forth certain information regarding compensation paid by the Company to its Chief Executive Officers for the years ended December 31, 1999, 1998 and 1997 and to the additional executive officers who received in excess of $100,000 in compensation for 1999:


                                                                    Long Term Compensation
                                   -----------------------------------------------------------------------------------------
                                           Annual Compensation                   Awards                    Payouts
                                   ------------------------------------    --------------------    -------------------------
                                                              Other
                                                             Annual        Restricted                LTIP       All other
                                                             Compen-         Stock    Options/     Payouts    compensation
Name & Principal Position   Year   Salary ($)  Bonus ($)   sation ($)      Award ($)  SARs ($)        ($)        ($)(1)
-------------------------   ----   ----------  ---------   ----------      ---------  --------        ---        ------


PATRICK E. THOMAS           1999    $36,000       -0-          -0-            -0-       -0-           -0-          -0-
Chief Executive Officer     1998   $116,924(2) $136,188(3)     -0-            -0-       -0-           -0-        $1,053
since February 1998; Vice   1997    $85,000    $38,000(3)      -0-            -0-       -0-           -0-        $3,400
President - Finance prior
thereto


     (1) Represents the Company's Contribution to the executive officer's 401(k) account.

     (2) Amounts reported for 1998 salary include three months of severance plus accrued vacation pay and $64,000, or $6,000 per month, paid to Mr. Thomas in his capacity as President and Chief Executive Officer.

     (3) Represents the balance of the performance bonus earned under the terms of the Management Agreement. This bonus, together with the 1997 accrued bonus of $38,000, which was also paid under the terms of the Management Agreement, was paid to the executive officer in February 1998.

Option/SAR Grants in Last Fiscal Year; Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values


     As of the end of the Company's 1999 fiscal year, there were no outstanding stock options held by the Company's executive officer. No stock options were held by, granted to, or exercised by, the executive officer in 1999.

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

Director's Compensation Fees

     In 1999 and 1998, Directors of the Company did not receive fees for attending board meetings or committee meetings. Directors were reimbursed for their out-of-pocket expenses, including travel, incurred in the performance of their duties as directors. As a result of the Sale to Cascade, all outstanding stock options, including options issued to directors of the Company, expired on February 6, 1998. In February 1998, the Board granted each of Messrs. Bailey, Barnds, Barron, Effron, Gilson and Hack an option entitling them to purchase 60,000 shares of Common Stock at an exercise price of $1.3125 per share, which option is fully vested and became exercisable on February 5, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following tables sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 11, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and the executive officer of the Company, and
(iii) all directors and the executive officer as a group. Except as otherwise noted, the Company knows of no agreements among its shareholders which relate to voting or investment power over its Common Stock.

       Beneficial Owner                            Shares Beneficially Owned(1)
                                               --------------------------------
                                                       Number          Percent
       Directors:
          Clarke H. Bailey                             88,000           2.8%
          Thomas Barnds                               681,845(2)       21.4%
          Thomas A. Barron                             94,583           3.0%
          Blair W. Effron                              78,750           2.5%
          Peter W. Gilson                              67,792           2.1%
          Randall A. Hack                             695,799(3)       21.9%
       Executive Officer                               12,942            *
       Executive officer & directors as a
       group (includes 7 persons)
                                                    1,098,113          31.5%
       Other 5% Shareholders:
       Nassau Capital Partners L.P.                   621,598          19.9%
       22 Chambers Street
       Princeton, NJ  08542

       Equities Enterprises, Inc.                     609,150(4)       19.5%
       160 Madison Avenue
       Third Floor
       New York, New York  10016

       Hudson River Capital LLC                       420,536(5)       13.1%
       667 Madison Avenue
       Suite 2500
       New York, NY  10021

       Charles Elsener                               197,500            6.3%
       CH-6438
       Ibach, Switzerland

         * Less than 1%

(1) Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. With respect to information regarding 5% shareholders, the Company has relied on information provided in publicly-filed documents and, in certain cases, on supplementary information provided by the shareholder. The number of shares listed for each director includes 60,000 shares issuable upon exercise of a stock option granted to such director.

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

(4) Shares are held by Equities Holdings LLC, a wholly-owned subsidiary of Equities Enterprises, Inc.

(5) Includes 79,591 shares issuable upon exercise of a common stock purchase warrant.

Item 13.   Certain Relationships and Related Transactions

     None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K



a)       Documents filed as part of this Report:
         ---------------------------------------

         Financial Statements and Financial Statement Schedules to be filed hereunder are contained in Item 8.

         All other financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

b)       Reports on Form 8-K:
         --------------------
         No reports on Form 8-K were filed in the fourth quarter of fiscal 1999.

c)       Exhibits:
         ---------
         Reference is made to the accompanying Index of Exhibits.

                                     PART V

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SWWT, Inc.
                                    (Registrant)


                                    /s/ Patrick E. Thomas
                                    -------------------------------------
                                    Patrick E. Thomas
                                    President and Chief Executive Officer

                                    Date:    April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick E. Thomas                                     April 14, 2000
------------------------------------
Patrick E. Thomas
Chief Executive Officer, President,
Chief Financial Officer
(Principal Financial Officer)


/s/ Clarke H. Bailey                                      April 14, 2000
------------------------------------
Clarke H. Bailey
Director


/s/ Thomas Barnds                                         April 14, 2000
------------------------------------
Thomas Barnds
Director


/s/ Thomas A. Barron                                      April 14, 2000
------------------------------------
Thomas A. Barron
Director


/s/ Blair W. Effron                                       April 14, 2000
------------------------------------
Blair W. Effron
Director


/s/ Peter Gilson                                          April 14, 2000
------------------------------------
Peter Gilson
Chairman of the Board
Director


/s/ Randall A. Hack                                       April 14, 2000
------------------------------------
Randall A. Hack
Director

                                INDEX OF EXHIBITS

No.           Exhibit Document                                                              Exhibit No.
---           ----------------                                                              -----------

(2.1)         Agreement and Plan of Merger dated as of April 14, 2000 among
              E-Newco, Inc., a Delaware corporation, the Company, and ENWC
              Acquisition, Inc., a Delaware corporation and wholly owned
              subsidiary of the Company                                                        2.1
(3)           Articles of Incorporation and by-laws
              (A)  Certificate of Incorporation, as amended (6)
              (B)  By-laws (1)
(3.1)         Certificate of Designations of Series B Preferred Stock, par value
              $.001 per share                                                                   3.1
(4)           Instruments defining the rights of security holders, including indentures
              (A)  Excerpts from the Certificate of Incorporation, as amended (6)
              (B)  Excerpts from the By-laws (1)
              (C)  Specimen stock certificate (2)
(10)          Material Contracts
              (a)  Form of Stock Purchase Agreement by and between the Company and The Forschner Group, Inc. (now known as Swiss Army
                   Brands, Inc.) (1)
              (b)  Form of Stock Purchase Agreement by and between the Company and certain purchasers of Series A Preferred Stock (1)
              (c)  1993 Stock Option Plan, as amended (2,5)
              (d)  Note and Warrant Agreement dated September 26, 1995 (3)
              (e)  Common Stock Purchase Warrant issued to Forschner
                   Enterprises, Inc. (now known as Hudson River Capital LLC) (3)
              (f)  Subscription Agreement by and between the Company and Nassau
                   Capital Partners in connection with the 1995
                   private placement of shares of Common Stock (4)
              (g)  Form of Subscription Agreement executed by the Company and certain investors in connection with the 1995 private
                   placement of shares of Common Stock (4)
              (h)  Form of Director's Stock Option Agreement
              (i)  Asset Purchase Agreement dated as of October 21, 1997 (the
                   "Asset Purchase Agreement") by and between SweetWater, Inc., a Delaware corporation, and Cascade Designs, Inc., a
                   Washington corporation ("Purchaser"). (A list of exhibits and schedules to the Purchase Agreement is attached thereto. The
                   Registrant agrees to furnish to the Commission
                   supplementally, upon request, a copy of any such exhibits or schedules not otherwise filed herewith.) (7)
(23)          Consent of experts and counsel                                                   23
(27)          Financial Data Schedule                                                          27
(99.1)        News Release, dated April 14, 2000                                               99



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

    (3) These exhibits were filed as exhibits to the Company's Form 8-K as filed on October 2, 1995, and are incorporated herein by reference.

    (4) These exhibits were filed as exhibits to the Company's Form 10-K for the year ended December 31, 1995, as filed in March 29, 1996, and are incorporated herein by reference.

    (5) Constitutes a "management contract or compensatory plan or arrangement" required to be filed pursuant to Item 14 (c) of the Form 10-K.

    (6) These exhibits were filed as exhibits to the Company's Form 10-K, as filed on March 31, 1998, and are incorporated herein by reference.

    (7) This exhibit was filed as an exhibit to the Company's Form 8-K as filed on February 19,1998, and is incorporated herein by reference