Form 10-Q
period 2000-03-31
SWWT INC
filed 2000-05-15
CIK 914271

----------------------------------------------------------------------------


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                  OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from _________________________  to _________________



Commission File Number:   0-25942


                                 SWWT, INC.
           (Exact name of registrant as specified in its charter)

      Delaware                                            84-1167603
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


3492 W. 109th Circle, Westminster, CO                         80030
(Address of principal executive offices)                     (Zip Code)


                               (303) 460-8017
            (Registrant's telephone number, including area code)


                (Former name, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                               X    Yes               No
                                            -------           -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,122,254 shares of common stock, par value $.001 per share, as of April 11, 2000.

----------------------------------------------------------------------------




                                   INDEX


                                                                   Page Number
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Balance Sheet as of March 31, 2000.............................

            Statement of Cash Flows for the period from January 7,
            2000 (inception) to March 31, 2000.............................

            Notes to Financial Statements..................................

Item 2.     Management's Discussion and Analysis of Financial Condition ...

Item 3.     Quantitative and Qualitative Disclosures of Market Risk........

PART II -   OTHER INFORMATION

            Item 1: Legal Proceedings......................................

            Item 2: Changes in Securities..................................

            Item 3: Defaults upon Senior Securities........................

            Item 4: Submission of Matters to a Vote of Security Holders....

            Item 5: Other Information......................................

            Item 6: Exhibits and Reports on Form 8-K.......................

            Signature  ....................................................

            Index to Exhibits..............................................

            Exhibit 27: Financial Data Schedule............................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 SWWT Inc.

                               Balance Sheet

                               March 31, 2000
                                (Unaudited)


ASSETS
Cash and cash equivalents                                                   $2,525,000
Investment                                                                     300,000
                                                                       -----------------
Total assets                                                                $2,825,000
                                                                       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued stock issuance costs                                             $  250,000

Stockholders' equity:
   Series B Preferred Stock, $.001 par value; 1,000,000
     shares authorized, 674,417 shares issued and outstanding                      674
   Common Stock, $.001 par value; 8,000,000 shares authorized,
     no shares issued and outstanding                                                -
   Additional paid-in capital                                                3,074,326
   Notes receivable                                                           (500,000)
                                                                       ------------------
Total stockholders' equity                                                   2,575,000
                                                                       ------------------
                                                                            $2,825,000
                                                                       ==================


See accompanying notes to financial statements.


                                 SWWT Inc.

                          Statement of Cash Flows

           January 7, 2000 (date of inception) to March 31, 2000
                                (Unaudited)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment                                       $    (300,000)
                                                            -----------------
Net cash used in investing activities                             (300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                  2,825,000
                                                            -----------------
Net cash provided by financing activities                        2,825,000
                                                            -----------------

Net increase in cash and cash equivalents                        2,525,000
Cash and cash equivalents at January 7, 2000                             -
                                                            -----------------
Cash and cash equivalents at March 31, 2000                     $2,525,000
                                                            =================



See accompanying notes to financial statements.



1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and cash flows of the Company for the period presented.

For further information, refer to the financial statements and footnotes thereto for E-Newco included in the SWWT, Inc. report on Form 8-K/A as filed on May 15, 2000.

As discussed more fully in Note 2, on April 14, 2000, SWWT, Inc. ("SWWT") and its newly-formed, wholly owned subsidiary, ENWC Acquisition, Inc.("ENWC") entered into a merger agreement with E-Newco, Inc.
("E-Newco"). The merger was accounted for as a purchase of SWWT by E-Newco in a "reverse acquisition" because the existing shareholders of SWWT, prior to the merger, do not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, SWWT, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (E-Newco), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the March 31, 2000 interim financial statements included herein are those of E-Newco as adjusted for the recapitalization described below. Since SWWT, prior to the merger, was a public corporation without substantial business operations, no pro-forma information giving effect to the acquisition is required.

In accordance with the reverse acquisition accounting treatment, the capital accounts of E-Newco as of March 31, 2000 have been recapitalized to give effect to the merger exchange ratio (757.772 shares of Series B
Convertible Preferred Stock of SWWT for each share of common stock of E-Newco).

The Company has not initiated operations as of March 31, 2000.


2.  MERGER WITH E-NEWCO

On April 14, 2000, SWWT and its newly formed, wholly owned subsidiary, ENWC entered into a merger agreement (the "Merger Agreement") with E-Newco. In accordance with the terms of the Merger Agreement, SWWT issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the
"Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock. On April 24, 2000, the stockholders of E-Newco exchanged all 1,000 shares of issued and outstanding common stock of E-Newco at that date for an aggregate of 757,772 shares of Series B
Preferred Stock. The accompanying March 31, 2000 financial statements give effect to the exchange of the then outstanding 890 shares of E-Newco common stock issued and outstanding at March 31, 2000 for an aggregate of 674,417 shares of Series B Preferred Stock. E-Newco merged with ENWC (the "Merger") and became a wholly owned subsidiary of SWWT. The terms of the Series B
Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock, of the Company following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock and the receipt by the Company of additional equity financing of at least $15 million. The holders of the Series B Preferred
Stock vote with the holders of the common stock on an as converted basis and possess approximately 95.5% of the voting power of the Company. Upon completion of the Merger, but without giving effect to the receipt of additional equity financing, the Company has 79,347,851 shares of common stock outstanding, on an as converted, fully diluted basis.

If the Company does not receive additional equity financing of at least $15 million within 180 days of the consummation of the Merger, the holders of the common stock may elect to cause the Company to redeem the outstanding shares of Series B Preferred at a redemption price equal to a pro-rata portion of the Company's cash balance, if any, at the date of redemption.

In May 2000, the Company paid a one-time cash dividend to its pre-Merger stockholders equal to $740,635. The dividend payment consisted of the cash on SWWT's balance sheet immediately prior to the consummation of the Merger less expenses related to the Merger and the settlement of certain claims.


3.  E-NEWCO EQUITY TRANSACTIONS

On March 23, 2000, the Company issued 890 shares of common stock for $3,325,000, of which 133.83 shares were purchased by the Company's Chief
Executive Officer ("CEO") through the issuance of a $500,000 note receivable payable on demand. As described in Notes 1 and 2 above, the accompanying March 31, 2000 financial statements reflect the Company's capital accounts as recapitalized to give effect to the Merger.


4.  INVESTMENTS

On March 16, 2000, the Company used advances received on the issuance of its common stock to purchase an exchangeable demand promissory note and a stock purchase warrant for $300,000, which are exchangeable into and exercisable for shares of capital stock of SchoolNet, Inc., a Delaware corporation, upon the occurrence of certain events. At March 31, 2000, this investment is carried at cost which approximates fair value.


5.  RELATED PARTY TRANSACTIONS

On March 23, 2000, the Company's CEO issued a $500,000 note receivable payable on demand to the Company in connection with the purchase of 133.83 shares of E-Newco common stock. Interest accrues at the greater of (i) 6% or (ii) the applicable federal mid-term rate.

Restricted Common Stock

Effective April 8, 2000, the Company issued 110 shares of E-Newco restricted common stock for a purchase price of $410,955 to the Company's
CEO in accordance with a Restricted Stock Purchase Agreement. The purchase price was established based on the fair market value at the date of grant.
These shares were issued subject to certain conditions, and transfer and other restrictions. The restricted stock vests over a three year period.

Concurrent with the execution of his employment agreement, the Company's
CEO issued to the Company a $410,955 promissory note receivable. The note bears interest at a rate of 6% per year and the principal plus interest are due on the earlier of 7 years, termination of employment, or breach of the agreement governing the restricted shares. The proceeds from the note receivable were used to purchase the 110 shares of restricted common stock of E-Newco. The CEO pledged to the Company an interest in the restricted shares of the Company's common stock as security for the promissory note.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES


The Company had no operations for the period ended March 31, 2000. Cash used in investing activities for the period ended March 31, 2000 was $300,000 which consisted of the purchase of an exchangeable demand promissory note and a stock purchase warrant of Schoolnet, Inc. Cash provided by financing activities for the period ended March 31, 2000 was $2,825,000 which consisted of the proceeds from the issuance of common stock. The Company has working capital of $2,575,000 at March 31, 2000.

The Company believes that existing cash balances together with expected additional equity financing will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


                                 SWWT, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a)       See Exhibit Index.
(b)       Reports on Form 8-K.  None



                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SWWT, INC.
                                (REGISTRANT)


                                        BY /s/ Jonathan V. Diamond
                                           ---------------------------------
                                        Name:  Jonathan V. Diamond
                                        Title: President, Chief Executive
                                               Officer and Secretary
                                               (Principal Financial Officer)


Date:      May 15, 2000



