Form 10-Q
period 2000-06-30
SWWT INC
filed 2000-08-10
CIK 914271

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                             OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                                              to
                               ---------------------------------------------

Commission File Number:   0-25942
                         --------

                                 SWWT, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                             84-1167603
------------------------------                            ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

c/o Oscar Capital Management, 900 Third Ave,
  2nd Floor, New York, NY                                           10022
------------------------------------------                         --------
(Address of principal executive offices)                          (Zip Code)

                               (212) 610-2700
                              ---------------
            (Registrant's telephone number, including area code)

                3492 W. 109th Circle, Westminster, CO 80030
                --------------------------------------------
               (Former address, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 X    Yes         No
                              -------     -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,122,254 shares of common stock, par value $.001 per share, as of August 1, 2000.

------------------------------------------------------------------------------

------------------------------------------------------------------------------




                                 FORM 10-Q

                                  CONTENTS


                                                                  Page Number
PART I -FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheet as of June 30, 2000............................

        Statements of Operations for the three months ended June 30, 2000 and for the period from January 7, 2000 (inception) to June 30,
           2000

        Statements of Cash Flows for the period from January 7, 2000
          (inception)  to June 30, 2000..............................

        Notes to Financial Statements................................

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................

Item 3. Quantitative and Qualitative Disclosures about Market Risk...

PART II -  OTHER INFORMATION


        Item 4Submission of Matters to a Vote of Security Holders....

        Item 6Exhibits and Reports on Form 8-K.......................

        Signature....................................................

        Index to Exhibits............................................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                 SWWT Inc.

                               Balance Sheet

                               June 30, 2000
                                (Unaudited)


ASSETS
Cash and cash equivalents                                     $2,505,028
Investment                                                       300,000
Interest receivable                                               14,829
                                                            ------------
Total assets                                                  $2,819,857
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Accounts payable and accrued liabilities                     $   596,080

Series B Preferred Stock, $.001 par value;
1,000,000 shares authorized, 757,772 shares
issued and outstanding                                         3,485,955

Stockholders' deficit:
Common Stock, $.001 par value; 750,000,000 shares authorized,
3,122,254 shares issued and outstanding                            3,122
Accumulated deficit                                            (354,345)
Notes receivable                                               (910,955)
Total stockholders' deficit                                  (1,262,178)
                                                            ------------
                                                              $2,819,857
                                                            ============


                   See accompanying notes to financial statements.





                                 SWWT Inc.

                          Statements of Operations
                                (Unaudited)


                                                 PERIOD FROM
                                                  JANUARY 7,
                                  THREE MONTHS      2000
                                     ENDED      (INCEPTION) TO
                                 JUNE 30, 2000   JUNE 30, 2000
                                 -----------------------------


Operating expenses:
General and administrative         $    366,052   $    366,052
Total operating expenses                366,052        366,052
                                 -----------------------------

Other income:
Interest income                          14,829         14,829
Net loss                             $(351,223)     $(351,223)
                                 =============================
Net loss per share - basic and diluted   $(.11)         $(.11)
                                 =============================



See accompanying notes to financial statements.





                                 SWWT Inc.

                          Statement of Cash Flows

            January 7, 2000 (date of inception) to June 30, 2000
                                (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $(351,223)
Changes in operating assets and liabilities:
Interest receivable                                                    (14,829)
Accounts payable and accrued liabilities                               346,080
                                                                 -------------
Net cash used in operating activities                                  (19,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment                                                (300,000)
                                                                 -------------
Net cash used in investing activities                                 (300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                      2,825,000
Cash acquired in the SWWT/E-Newco Merger                               740,635
Dividend to pre-Merger stockholders                                   (740,635)
                                                                 -------------
Net cash provided by financing activities                            2,825,000
                                                                 -------------

Net increase in cash and cash equivalents                            2,505,028
Cash and cash equivalents at January 7, 2000                                 -
                                                                 -------------
Cash and cash equivalents at March 31, 2000                         $2,505,028
                                                                 =============



See accompanying notes to financial statements.





                                 SWWT, INC.

                 Notes to Financial Statements (continued)
                                (Unaudited)


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

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

For further information, refer to the financial statements and footnotes thereto for E-Newco, Inc. ("E-Newco") included in the SWWT, Inc. Current Report on Form 8-K/A as filed on May 15, 2000.

As discussed more fully in Note 2, on April 14, 2000, SWWT, Inc. ("SWWT") and its newly-formed, wholly owned subsidiary, ENWC Acquisition, Inc. ("ENWC") entered into a merger agreement with E-Newco. The merger was accounted for as a purchase of SWWT by E-Newco in a "reverse acquisition" because the existing shareholders of SWWT, prior to the merger, do not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, SWWT, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (E-Newco), including any comparative prior year financial statements presented by the combined entity after the business combination. Since SWWT, prior to the merger, was a public corporation without substantial business operations, no pro-forma information giving effect to the acquisition is required.

Effective August 1, 2000, SWWT filed an Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 8,000,000 to 750,000,000 and preferred stock from 7,000,000 to 50,000,000 (of which 1,000,000 shares have been designated as Series B Preferred Stock (as defined below)). The accompanying balance sheet at June 30, 2000 reflects this change.

2.    MERGER WITH E-NEWCO

On April 14, 2000, SWWT and its newly formed, wholly owned subsidiary, ENWC entered into a merger agreement (the "Merger Agreement") with E-Newco. In accordance with the terms of the Merger Agreement, SWWT issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock. On April 24, 2000, the stockholders of E-Newco exchanged all 1,000 shares of issued and outstanding common stock of E-Newco at that date for an aggregate of 757,772 shares of Series B Preferred Stock. E-Newco merged with ENWC (the "Merger") and became a wholly owned subsidiary of SWWT. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock, of the Company following the approval by the stockholders of the Company of the requisite increase to the amount of authorized



                                 SWWT, INC.

                 Notes to Financial Statements (continued)
                                (Unaudited)

common stock (which became effective on August 1, 2000) and the receipt by the Company of additional equity financing of at least $15 million. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as converted basis and possess approximately 95.5% of the voting power of the Company. Upon completion of the Merger, but without giving effect to the receipt of additional equity financing, the Company has 79,347,851 shares of common stock outstanding, on an as converted, fully diluted basis.

If the Company does not receive additional equity financing of at least $15 million within 180 days of the consummation of the Merger, the holders of the common stock may elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at a redemption price equal to a pro-rata portion of the Company's cash balance, if any, at the date of redemption. As a result, the Series B Preferred Stock has been excluded from stockholders' equity.

In May 2000, the Company paid a one-time cash dividend to its pre-Merger stockholders equal to $740,635. The dividend payment consisted of the cash on SWWT's balance sheet immediately prior to the consummation of the Merger less expenses related to the Merger and the settlement of certain claims.

3.    INVESTMENTS

On March 16, 2000, the Company used advances received on the issuance of its common stock to purchase an exchangeable demand promissory note and a stock purchase warrant for $300,000, which are exchangeable into and exercisable for shares of capital stock of SchoolNet, Inc., a Delaware corporation, upon the occurrence of certain events. At June 30, 2000, this investment is carried at cost which approximates fair value.

4.    RELATED PARTY TRANSACTIONS

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



                                 SWWT, INC.

                 Notes to Financial Statements (continued)
                                (Unaudited)

5.    NET LOSS PER SHARE


                            Three Months        Period from
                                Ended       January 7, 2000
                            June 30, 2000    (inception) to
                                              June 30, 2000
                           --------------- ----------------
Numerator for basic
 and diluted loss
 per share:
Net loss                         $(351,223)       $(351,223)
                           =============== ================

Denominator for basic and
diluted loss per share ---
weighted average shares          3,122,254        3,122,254
                           =============== ================

Basic and diluted net loss per
share                               $(.11)           $(.11)
                           =============== ================

Diluted loss per share for the three months ended June 30, 2000 and for the period from January 7, 2000 (inception) to June 30, 2000, does not include the effect of options and warrants outstanding to purchase 448,435 shares of common stock, respectively, as the effect of their inclusion is antidilutive.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had no operations for the period ended March 31, 2000. In the quarter ended June 30, 2000, the Company incurred a net loss of $351,223 or $.11 per share. General and administrative costs of $366,052 represented professional fees and payroll expense. Offsetting these costs was other income of $14, 829 principally related to interest income from the notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in investing activities for the period from January 7, 2000 (inception) through June 30, 2000 was $300,000 which consisted of the purchase of an exchangeable demand promissory note and a stock purchase warrant of SchoolNet, Inc. Cash provided by financing activities for the period from January 7, 2000 (inception) through June 30, 2000 was $2,825,000 which consisted of the proceeds from the issuance of common stock. The Company has working capital of $1,908,948 at June 30, 2000.

The Company believes that existing cash balances together with expected additional equity financing will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None



                                 SWWT, INC.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Reference is made to SWWT's Definitive Information Statement on Schedule 14C (the "Information Statement"), filed with the SEC on July 10, 2000.

As of May 9, 2000, SWWT had issued and outstanding 3,122,254 shares of its Common Stock, par value $.001 per share, and 757,772 shares of its Series B Convertible Preferred Stock, par value $.001 per share, that were convertible into a total of 75,777,162 shares of Common Stock. The holders of Series B Preferred Stock generally vote together as a single class with the holders of the Common Stock on an as-converted basis.

By written consents in lieu of a meeting received by the Company between May 9, 2000 and June 16, 2000, the stockholders of SWWT approved the following actions (collectively, the "Stockholder Actions"):

      (i) the amendment of SWWT's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 8,000,000 shares to 750,000,000 shares and the number of authorized shares of preferred stock from 7,000,000 to 50,000,000 (the "Authorized Capital Amendment"),

      (ii) the amendment of SWWT's Certificate of Incorporation to have SWWT be governed by Section 203 of the Delaware General Corporation Law ("GCL"),

      (iii) the amendment of SWWT's Certificate of Incorporation to provide for the indemnification of SWWT's directors and officers to the fullest extent permitted by the GCL,

      (iv) the amendment of SWWT's Certificate of Incorporation to create a classified board of directors,

      (v) the amendment of SWWT's Certificate of Incorporation to provide that stockholders may only adopt, amend, alter or repeal SWWT's By-Laws by the affirmative vote of the holders of at least 80% of the shares entitled to vote at an election of directors,

      (vi) the amendment of SWWT's Certificate of Incorporation to provide that stockholders may only amend, alter, change or repeal certain provisions of SWWT's Certificate of Incorporation by the affirmative vote of the holders of at least 80% of the shares entitled to vote at an election of directors,

      (vii) the amendment of SWWT's By-Laws to provide for the election of a classified board of directors,

     (viii) the amendment of SWWT's By-Laws to require a stockholder generally to notify the Company at least sixty days prior to an annual meeting of stockholders if such stockholder wishes to properly bring business before the annual meeting of stockholders,

      (ix) the amendment of SWWT's By-Laws to require a stockholder generally to notify the Company at least sixty days prior to an annual meeting of stockholders or any special meeting of stockholders called for the purpose of electing directors if such stockholder wishes to nominate a person for election to the Board of Directors,

      (x)   the adoption of SWWT's 2000 Stock Incentive Plan, and

      (xi) the ratification of the change of SWWT's auditors from Arthur Andersen LLP to Ernst & Young LLP.

The actions described in items (i) through (vi) above are included in, and represent the material effects of the adoption of, the Amended and Restated Certificate of Incorporation, the form and terms of which were approved by the stockholders of Company. The actions described in items (vii) through
(ix) above are in included in, and represent the material effects of the adoption of, the Amended and Restated By-Laws, the form and terms of which were approved by the stockholders of the Company.

Holders representing 1,866,603 shares, or approximately 60%, of the issued and outstanding Common Stock, approved the Authorized Capital Amendment, and holders representing 757,772 shares of Series B Preferred Stock and 1,866,603 shares of Common Stock, together representing approximately 98% of the issued and outstanding shares of Common Stock and issued and outstanding shares of Series B Preferred Stock voting as a single class, approved all of the Stockholder Actions.

As described in the Information Statement, the Amended and Restated Certificate of Incorporation, the Amended and Restated By-Laws and the 2000 Stock Incentive Plan each became effective as of August 1, 2000.

Item 6 - Exhibits and Reports on Form 8-K

(a)    See Exhibit Index.
(b)    Reports on Form 8-K.

       SWWT has filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

       1. Form 8-K filed May 5, 2000 - Items 1, 2 and 7.
       2. Form 8-K/A filed May 15, 2000 - Item 7.
          This report included audited financial statements for E-Newco, Inc. as of and for the period ended March 31, 2000.
       3. Form 8-K filed June 19, 2000 - Items 4 and 7.


                                      SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       SWWT, INC.
                       (REGISTRANT)





                       BY   /s/ Jonathan V. Diamond
                            --------------------------------------------------
                            Name:  Jonathan V. Diamond
                            Title: President, Chief Executive Officer,
                                   and Secretary (Principal Financial Officer)

Date:     August 10, 2000
       ---------------------





                             INDEX TO EXHIBITS

EXHIBIT     DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of April 14, 2000, among E-Newco, Inc., a Delaware corporation, SWWT, Inc., and ENWC Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of SWWT, Inc.*

3.1         Amended and Restated Certificate of Incorporation of SWWT, Inc.

3.2 Certificate of Designations of Series B Preferred Stock, par value $.001 per share, of SWWT, Inc.**

3.3         Amended and Restated By-Laws of SWWT, Inc.

10.1        Employment Agreement, dated as of March 27, 2000, between Jon
            V. Diamond and E-Newco, Inc.

10.2 Restricted Stock Purchase Agreement, dated as of May 27, 2000, between Jon V. Diamond and E-Newco, Inc.

10.3        2000 Stock Incentive Plan of SWWT, Inc.

27.1        Financial Data Schedule.

---------------------------

* Incorporated by reference to Exhibit 2.1 to SWWT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

** Incorporated by reference to Exhibit 3.1 to SWWT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.