Form 10-Q
period 2000-09-30
SWWT INC
filed 2000-11-20
CIK 914271

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                     OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

Commission File Number:  0-25942
                         -------

                                 SWWT, INC.
           (Exact name of registrant as specified in its charter)

        Delaware                                            84-1167603
------------------------------                          ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

c/o Oscar Capital Management, 900 Third Ave,
  2nd Floor, New York, NY                                     10022
--------------------------------------------                 --------
(Address of principal executive offices)                    (Zip Code)


                               (212) 610-2700
                              ---------------
            (Registrant's telephone number, including area code)


                                    N/A
               (Former address, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                               X    Yes          No
                                            -------        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,122,254 shares of common stock, par value $.001 per share, as of October 31, 2000.




                                        FORM 10-Q

                                        CONTENTS


                                                                                                   Page Number
                                                                                                   -----------

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheet as of September 30, 2000........................................

            Condensed Statements of Operations for the three months ended September 30, 2000 and for the period from January 7, 2000 (inception) to September 30, 2000............

            Condensed Statement of Cash Flows for the period from January 7, 2000 (inception)
                to September 30, 2000...............................................................

            Notes to Condensed Financial Statements.................................................

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................................................

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..............................

PART II -   OTHER INFORMATION

            Item 6: Exhibits and Reports on Form 8-K................................................

            Signature  .............................................................................

            Index to Exhibits.......................................................................

            Exhibit 27:  Financial Data Schedule....................................................



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           SWWT Inc.

                                    Condensed Balance Sheet

                                      September 30, 2000
                                          (Unaudited)

ASSETS
Cash and cash equivalents                                                          $1,459,035
Advance receivable                                                                  1,000,000
Prepaid expenses                                                                      172,739
Interest receivable                                                                    11,822
                                                                                 ------------
Total current assets                                                                2,643,596
Investment                                                                            500,000
                                                                                 ------------
Total assets                                                                       $3,143,596
                                                                                 ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Accounts payable and accrued liabilities                                             $620,500
                                                                                 ------------
Total current liabilities                                                             620,500

Series B Preferred Stock, $.001 par value; 1,000,000 shares authorized,             3,485,955
757,772 shares issued and outstanding

Stockholders' deficit:
Common Stock, $.001 par value; 750,000,000 shares authorized,
3,122,254 shares issued and outstanding                                                 3,122
Accumulated deficit                                                                 (555,026)
Notes receivable                                                                    (410,955)
Total stockholders' deficit                                                         (962,859)
                                                                                 ------------
Total liabilities and stockholders' deficit                                        $3,143,596
                                                                                 ============


         See accompanying notes to condensed financial statements.


                                           SWWT Inc.

                              Condensed Statements of Operations
                                          (Unaudited)

                                                                          Period From
                                                                          January 7,
                                                    Three Months             2000
                                                        Ended           (Inception) to
                                                    September 30,        September 30,
                                                        2000                 2000
                                                ------------------------------------------

Operating expenses:
General and administrative                         $    246,408         $    612,460
Total operating expenses                                246,408              612,460
                                                ------------------------------------

Other income:
Interest income                                          45,727               60,556
Net loss                                             $(200,681)           $(551,904)
                                                ====================================
Net loss per share - basic and diluted                   $(.06)               $(.17)
                                                ====================================



See accompanying notes to condensed financial statements.




                                           SWWT Inc.

                               Condensed Statement of Cash Flows

                   January 7, 2000 (date of inception) to September 30, 2000
                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $(551,904)
Changes in operating assets and liabilities:
Prepaid expenses                                                            (172,739)
Interest receivable                                                          (11,822)
Accounts payable and accrued liabilities                                     370,500
                                                                         -----------
Net cash used in operating activities                                       (365,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment                                                      (500,000)
Advance paid                                                              (1,000,000)
Net cash used in investing activities                                     (1,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                            2,825,000
Proceeds from repayment of note receivable                                   500,000
Cash acquired in the SWWT/E-Newco Merger                                     740,635
Dividend to pre-Merger stockholders                                         (740,635)
                                                                         -----------
Net cash provided by financing activities                                  3,325,000
                                                                         -----------

Net increase in cash and cash equivalents                                  1,459,035
Cash and cash equivalents at January 7, 2000                                       -
                                                                         -----------
Cash and cash equivalents at September 30, 2000                           $1,459,035
                                                                         ===========


See accompanying notes to condensed financial statements.



                                 SWWT, INC.

                  Notes to Condensed Financial Statements
                                (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position and cash flows of the Company for the period presented.

The results of operations for the period from January 7, 2000 (inception) to September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

For further information, refer to the financial statements and footnotes thereto for E-Newco, Inc. (E"- Newco") included in the SWWT, Inc. Current Report on Form 8-K/A as filed on May 15, 2000.

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

2.       MERGER WITH E-NEWCO

On April 14, 2000, SWWT and its newly formed, wholly owned subsidiary, ENWC entered into a merger agreement (the "Merger Agreement") with E-Newco. In accordance with the terms of the Merger Agreement, SWWT issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock. On April 24, 2000, the stockholders of E-Newco exchanged all 1,000 shares of issued and outstanding common stock of E-Newco at that date for an aggregate of 757,772 shares of Series B Preferred Stock. E-Newco merged with ENWC (the "Merger") and became a wholly owned subsidiary of SWWT. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock, of the Company following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock (which became effective on August 1, 2000) and the receipt by the Company of additional equity financing of at least $15 million. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as converted basis and possess approximately 95.5% of the voting power of the Company. Upon completion of the Merger, but without giving effect to the receipt of additional equity financing, the Company has 79,347,851 shares of common stock outstanding, on an as converted, fully diluted basis.

If the Company does not receive additional equity financing of at least $15 million within 180 days of the consummation of the Merger (October 21, 2000), the holders of the common stock may elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at a redemption price equal to a pro- rata portion of the Company's cash balance, if any, at the date of redemption. As a result, the Series B Preferred Stock has been excluded from stockholders' equity. See "Item 6 - Subsequent Events".

In May 2000, the Company paid a one-time cash dividend to its pre-Merger stockholders equal to $740,635. The dividend payment consisted of the cash on SWWT's balance sheet immediately prior to the consummation of the Merger less expenses related to the Merger and the settlement of certain claims.

3.       INVESTMENTS

On March 16, 2000, the Company used advances received on the issuance of its common stock to purchase an exchangeable demand promissory note and a stock purchase warrant for $300,000, which are exchangeable into and exercisable for shares of capital stock of SchoolNet, Inc., a Delaware corporation, upon the occurrence of certain events. During the three months ended September 30, 2000, an additional $200,000 was invested in SchoolNet on similar terms. At September 30, 2000, this investment is carried at cost which approximates fair value.

4.       RELATED PARTY TRANSACTIONS

On March 23, 2000, the Company's CEO issued a $500,000 note receivable payable on demand to the Company in connection with the purchase of 133.83 shares of E-Newco common stock. Interest accrues at the greater of (i) 6% or (ii) the applicable federal mid-term rate. On September 14, 2000, the Company's CEO repaid the principal outstanding on the note.

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

5.       NET LOSS PER SHARE


                                             Three Months        Period from
                                                Ended          January 7, 2000
                                            September 30,      (inception) to
                                                 2000           September 30,
                                                                   2000
                                            ----------------------------------

Numerator for basic and
diluted loss per share:
Net loss                                  $(200,681)          $(551,904)
                                          ====================================

Denominator for basic and
diluted loss per share ---
weighted average shares                   3,122,254           3,122,254
                                         =====================================

Basic and diluted net loss per
share                                        $(.06)              $(.17)
                                         =====================================

Diluted loss per share for the three months ended September 30, 2000 and for the period from January 7, 2000 (inception) to September 30, 2000, does not include the effect of options and warrants outstanding to purchase 448,435 shares of common stock, respectively, as the effect of their inclusion is antidilutive.

6.       SUBSEQUENT EVENTS

As previously reported in a Current Report on Form 8-K filed with the SEC on October 23, 2000, pursuant to the terms of the Certificate of Designations of the Series B Preferred Stock, the holders of the Common Stock of the Company were entitled to elect to exercise the right to optionally redeem the Series B Preferred Stock under the terms of Section VII of the Certificate of Designations. The election was to be taken by means of a class vote of the holders of the Common Stock (without participation by holders of the Series B Preferred Stock voting on an as-converted basis or otherwise) taken within twenty days of October 21, 2000.

If the holders of the common stock elected to exercise the redemption right, SWWT would be required to pay a redemption price per share equal to the quotient obtained by dividing (x) the cash and cash equivalents balance held by the Company on October 21, 2000, by (y) the number of shares of Series B Preferred Stock outstanding on such date.

As previously reported in a Current Report on Form 8-K filed with the SEC on November 13, 2000, on November 9, 2000, the Company received an action by written consent signed by the holders of a majority of the outstanding shares of its Common Stock notifying the Company that, pursuant to the terms of the Certificate of Designations of the Series B Preferred Stock, such holders elect to exercise the right to optionally redeem the Series B Preferred Stock under the terms of Section VII of the Certificate of Designations.

The Company is currently considering its response to this notice, including, without limitation, an analysis of the legality of the redemption under applicable law. Under Section VII of the Certificate of Designations of the Series B Preferred Stock, the legality of the redemption is a condition to the exercise of the right to redeem the Series B Preferred Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had no operations for the period ended March 31, 2000. In the quarter ended September 30, 2000, the Company incurred a net loss of $200,681 or $.06 per share. General and administrative costs of $246,408 principally related to payroll expense and insurance expense. Offsetting these costs was other income of $45,727 principally related to interest income from the notes receivable and short-term cash investment.

For the period ended September 30, 2000, the Company incurred a net loss of $551,904, or $.17 per share. General and administrative costs of $612,460 principally related to payroll expenses, insurance expense, and professional fees. Offsetting these costs was other income of $60,556 principally related to interest income from the notes receivable and short-term cash investment.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in investing activities for the period from January 7, 2000 (inception) through September 30, 2000 was $1,500,000 which consisted of the purchase of an exchangeable demand promissory note and a stock purchase warrant of SchoolNet, Inc. and an advance to DigaFuel, Inc., a Delaware corporation. The Company is currently engaged in discussions with DigaFuel regarding the correct characterization of this cash advance. Cash provided by financing activities for the period from January 7, 2000 (inception) through September 30, 2000 was $3,325,00 which consisted of the proceeds from the issuance of common stock. The Company has working capital of $2,023,096 at September 30, 2000.

As of September 30, 2000, the Company believes that existing cash balances together with expected additional equity financing will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least the next twelve months.

However, if the Series B Preferred Stock is redeemed by the Company under the terms of the Certificate of Designations related thereto, the Company's cash balances will be eliminated. In this case, the Company will be required to seek additional financing which may include borrowings or the sale or issuance of equity or debt securities. There can be no assurance that the Company will be successful in obtaining sufficient additional funds on terms that it will consider acceptable. Failure to raise sufficient funds would have a material adverse effect on the Company's business, financial condition and results of operations. See "Notes to Condensed Financial Statements (Unaudited) - Item 6 - Subsequent Events".


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


                                 SWWT, INC.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)      See Exhibit Index.
(b)      Reports on Form 8-K.

         None.


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SWWT, INC.
                                     (REGISTRANT)


                                     By /s/ Jonathan V. Diamond
                                       ------------------------------------
                                       Name:  Jonathan V. Diamond
                                       Title: President, Chief Executive
                                              Officer, and Secretary
                                              (Principal Financial Officer)

Date:  November 20, 2000
       -----------------



                             INDEX TO EXHIBITS


EXHIBIT           DESCRIPTION
-------           -----------

27                Financial Data Schedule.