Form 10-K405
period 2000-12-31
SWWT INC
filed 2001-04-17
CIK 914271

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
    ACT OF l934
    For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _____ to ______

    Commission file number:  0-25942

                                   SWWT, INC.
                                   ----------
             (Exact name of registrant as specified in its charter)

           Delaware                                   84-1167603
           --------                                   ----------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

   c/o East River Ventures II, L.P.
   645 Madison Avenue, 22nd Floor, New York NY         10022
   -------------------------------------------         -----
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (212) 644-2322
                                                    --------------

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting common stock held by nonaffiliates of the registrant on April 4, 2001, was approximately $2,198,076. On such date, the last sale price of registrant's common stock was $1.375 per share.

   On April 11, 2001, the registrant had 3,193,988 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements in this Form 10-K, including information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-K, or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes the following important factors could cause such a material difference to occur:

1. Trading in the shares of the Company's common stock (the "Common Stock") has been sporadic and in small volumes since its initial public offering in January 1994. The Company's Common Stock has been trading in the over-the-counter market since May 1997. The Company cannot predict that an established public trading market will develop or be sustained.

2. The Company's growth will depend on its success in identifying one or more suitable acquisition candidates and in consummating acquisitions with such candidates on satisfactory terms. The Company may not be able to identify desirable acquisition candidates, and if it does, it may be required to compete for such candidates with a large number of entities with significantly greater financial resources and technical expertise than the Company. As a result, there can be no assurance that it will be successful in executing its growth strategy.

3. The Company intends to utilize cash, equity, debt or a combination thereof to finance its operations and its growth strategy. Although the Company believes that additional capital will be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations, including the Company's capital requirements, its perceived ability to service its debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company, or at all.

4. If the Company issues additional equity securities, the percentage ownership of the current stockholders could be significantly reduced and an "ownership change" could occur for tax purposes. An "ownership change" could adversely affect the Company's ability to use its net operating loss carryforwards.

5. Because the Company does not currently conduct any operations and has not consummated any transaction with a particular business entity, the specific operational risks of its business cannot be described or assessed at this time. The success of the Company will depend to a great extent on the operations, financial condition, management and prospects of the entities that it acquires, if any. The business of any such entities may involve unproven products, technologies or marketing strategies, the ultimate success of which cannot be assured and such businesses may be in competition with larger, more established firms over which they have no competitive advantage. Given the Company's limited resources, the Company may not be in a position to diversify this risk by acquiring interests in businesses with differing risk profiles.

6. Integration of any acquired entities may be difficult and unpredictable because of possible differences between the corporate cultures and organizations of the Company and the acquired entity. Integration is often extremely time consuming, and the Company may be required to expend more resources on integration than anticipated. If the Company is unable to successfully integrate any acquired entities, or if any integration takes longer than expected, the Company may not be successful in executing its growth strategy.

7. Pursuant to the Certificate of Designations for the Company's series B preferred stock (the "Series B Preferred Stock"), the Company may be required to redeem all outstanding shares of its Series B Preferred Stock if it is determined that such redemption can be lawfully made under Delaware law. The Certificate of Designation for the Series B Preferred Stock provides that the redemption amount equals the cash and cash equivalent balance of the Company on October 21, 2000, which was approximately $1.5 million. The Company's current cash and cash equivalent balance is approximately $1.7 million. Any redemption of the Series B Preferred Stock would likely cause the Company's cash and cash equivalent balance to be insufficient to cover its obligations. In such event, the Company will be required to seek additional capital to finance its operations and growth strategy, which financing could include bank borrowings or the issuance of equity or debt securities. There can be no assurance that the Company will be successful in obtaining sufficient additional funds on terms that it considers acceptable, or at all. Failure to raise sufficient funds would have a material adverse effect on the Company's business, financial condition and results of operations.

8. The Company may become subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act") if the Company is unable to divest itself of certain investments before April 24, 2001, because the Company may be deemed to be engaged in the business of investing or trading in securities beyond a transitional one-year period. Certain of the Company's common stockholders have indicated, in connection with their exercise of the Series B Preferred Stock redemption, that they object to a sale of any of the Company's investments prior to resolution of the redemption. If the Company is unable to divest itself of such assets prior to April 24, 2001 or is otherwise unable to satisfy an available exemption under the Investment Company Act, the Company would be required to register as an investment company and would incur significant registration and compliance costs. Such registration would also subject the Company to extensive regulation and significant operational constraints.

9. The Company's independent auditors have audited the attached financial statements and have prepared such financial statements assuming the Company will continue as a going concern. See Note 1 to the financial statements.

10. If the Series B Preferred Stock is converted into shares of common stock and not redeemed, the percentage ownership of the current common stockholders could be significantly reduced.

11. The success of the Company will depend in part on its ability to attract, train, retain and motivate a quality management team. There is substantial competition for experienced management. Failure of the Company to retain its existing key personnel, or attract, train, and motivate additional qualified personnel could have a material adverse effect on its business, financial condition and results of operations.

       The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company.

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
PART I
------

ITEM 1. BUSINESS                                                       5

ITEM 2. PROPERTIES                                                     6

ITEM 3. LEGAL PROCEEDINGS                                              6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            6

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS                                            7

ITEM 6. SELECTED FINANCIAL DATA                                        8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                            8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
        ABOUT MARKET RISK                                              9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                           20

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           20

ITEM 11. EXECUTIVE COMPENSATION                                       21

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                23

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               25

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K                                                     26

PART V
------

SIGNATURES                                                            27

INDEX TO EXHIBITS                                                     28

                                     PART I

ITEM 1.   BUSINESS

General

     SWWT, Inc., formerly known as SweetWater, Inc. (the "Company" or "SWWT"), was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. The Company's principal office is located at c/o East River Ventures II, L.P., 645 Madison Avenue, 22nd Floor New York, NY 10022, and its telephone number is 212/644-2322.

     Prior to February 1998, the Company was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation ("Cascade"), pursuant to an Asset Purchase Agreement dated as of October 21, 1997, for a purchase price of $1,633,425 in cash (the "Sale"). Upon consummation of the Sale, the Company's only significant asset was cash and cash equivalents of approximately $1.2 million. The Company had no further operating business, and reduced its management and administrative staff to one part-time employee. Since completing the Sale, the Company has pursued potential business combination transactions.

     The Merger. On April 14, 2000, the Company and its wholly owned subsidiary, ENWC Acquisition, Inc., a Delaware corporation ("ENWC"), entered into a merger agreement (the "Merger Agreement") with E-Newco, Inc., a Delaware corporation ("E-Newco"). Under the terms of the Merger Agreement, the Company issued 757,772 shares of its series B convertible preferred stock, par value $0.001 per share (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for their shares of E-Newco common stock. On August 24, 2000, E-Newco merged with ENWC (the "Merger") and became a wholly-owned subsidiary of the Company. Under the terms of the certificate of designations of the Series B Preferred Stock (the "Certificate of Designations"), the Series B Preferred Stock is automatically convertible into an aggregate of 75,777,162 shares of Common Stock upon the receipt by the Company of additional equity financing of at least $15 million. The holders of the Series B Preferred Stock vote with the holders of the Common Stock on an as-converted basis and possess approximately 95.5% of the outstanding voting power of the Company.

     In connection with the transactions contemplated by the Merger Agreement, the Company paid a one-time cash dividend to its pre-Merger stockholders in an amount equal to the cash on the Company's balance sheet immediately prior to the effective time of the Merger, less expenses related to the Merger and the settlement of certain claims made in connection with a prior transaction. See "Item 3. Legal Proceedings." As a condition to the Merger, all but one of the then-current directors of the Company resigned as members of the Board of Directors of the Company, and Jonathan V. Diamond and two other designees of E-Newco became members of the Board. In addition, Mr. Diamond became the President and Chief Executive Officer of the Company.

     Upon consummation of the transactions contemplated by the Merger Agreement, including payment of the one-time dividend, the Company's only significant asset was cash and cash equivalents of approximately $2.5 million. The Company does not currently conduct any operations and has one part-time employee. The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to pursue potential business combination transactions (each, a "Business Combination"). No assurances can be made that the Company will be successful in executing its acquisition strategy.

     During 2000, the Company purchased certain exchangeable promissory notes and warrants of SchoolNet, Inc. ("SchoolNet"), an application service provider to school districts, for $500,000. In addition, during 2000 the Company made a $1,000,000 advance to DigaFuel, Inc., an ecommerce solutions provider ("DigaFuel"), in anticipation of an investment in DigaFuel. DigaFuel subsequently repaid $565,000 of the Company's advance in December 2000. In the fourth quarter of 2000, the Company reduced the carrying value of the SchoolNet investment by $250,000 due to impairment in value resulting primarily from changing market conditions of companies in SchoolNet's industry sector. Furthermore, the Company wrote off the remaining $435,000 balance of the DigaFuel advance in the fourth quarter of 2000 as a result of the Company's assessment of DigaFuel's limited prospects for long term liquidity and the current difficulty encountered by early stage companies in raising additional equity financing.

     Series B Redemption. The Certificate of Designations of the Series B Preferred Stock provides that if the Company did not receive additional equity financing of at least $15 million by October 21, 2000, the holders of the Common Stock were entitled, within twenty days of October 21, 2000, to elect to exercise their right to cause the Company to redeem the Series B Preferred Stock. The redemption price per share is equal to the quotient obtained by dividing (x) the cash and cash equivalents balance held by the Company on October 21, 2000, by (y) the number of shares of Series B Preferred Stock outstanding on such date. On October 23, 2000 the Company filed a Current Report on Form 8-K to report the filing of a press release notifying the holders of Common Stock of their right to cause the Company to redeem the outstanding shares of Series B Preferred Stock because the Company had not obtained the requisite additional equity funding. The press release included within such Current Report stated that the Company's cash and cash equivalents balance on October 21, 2000 was approximately $2.4 million. However, the Company has since determined that its actual cash and cash equivalent balance on such date was $1.5 million.

     As previously reported in a Current Report on Form 8-K filed on November 13, 2000 with the Securities and Exchange Commission (the "Commission"), on November 9, 2000 the Company received an action by written consent signed by the holders of a majority of the outstanding shares of its Common Stock notifying the Company that such holders had elected to exercise their right to cause the Company to redeem the Series B Preferred Stock under the terms of the Certificate of Designations. Under Section VII of the Certificate of Designations, the legality of the redemption is a condition to the exercise of the right to redeem the Series B Preferred Stock. The Company is considering the legality of the redemption under applicable law and continues to have discussions with the holders of a majority of the outstanding shares of Common Stock regarding the redemption election. If the Company redeems the Series B Preferred Stock in accordance with the terms of the Certificate of Designations, the Company's remaining cash and cash equivalent balance would most likely be insufficient to cover its obligations and the Company would be required to seek additional financing.

Employees

     At December 31, 2000, the Company had one part-time employee.

ITEM 2.  PROPERTIES

     The Company's administrative offices are located at c/o East River Ventures II, L.P., 645 Madison Avenue, 22nd Floor, New York, NY 10022, in space supplied by one of the Company's directors at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     On March 28, 2000, SWWT received a communication making certain claims with respect to a prior transaction. On April 13, 2000, the Company entered into an agreement to settle such claims. Under the agreement, the Company, without admitting liability, made a one-time payment to the claimant of $250,000, reimbursed related expenses of the claimant up to $50,000 and received an unconditional release from the claimant. Such payment was made from SWWT's pre-merger cash balance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As previously reported in a Current Report on Form 8-K filed on November 13, 2000 with the Commission, on November 9, 2000 the Company received an action by written consent signed by the holders of a majority of the outstanding shares of its Common Stock notifying the Company that such holders elected to exercise their right to require the Company to redeem the Series B Preferred Stock under the terms of the Certificate of Designations. See "Item I. Business - General."

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Trading in the shares of the Company's Common Stock has been sporadic and in small volumes since its initial public offering in January 1994. The Company's Common Stock has been trading in the over-the-counter market under the symbol "SWWT" since May 1997. The Company cannot predict that an established public trading market will develop or be sustained. The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1999 as reported by dealers appearing as market makers on the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. The Company believes that the number of record holders of its Common Stock was at least 135 as of April 11, 2001.

           2000                      HIGH                      LOW
           ----                      ----                      ---
      Fourth Quarter               3.1250                   0.6250
      Third Quarter                4.8750                   3.0000
      Second Quarter               6.8750                   3.4370
      First Quarter                6.7500                   0.7810

    1999 (Predecessor)
    ------------------
      Fourth Quarter               1.7000                   0.7500
      Third Quarter                1.8125                   1.2813
      Second Quarter               1.5625                   0.2800
      First Quarter                0.3125                   0.2800

     In May 2000, in connection with the Merger, the Company paid a one-time cash dividend to its pre-Merger stockholders equal to $740,635. The dividend payment consisted of the cash on SWWT's balance sheet immediately prior to the consummation of the Merger, less expenses related to the Merger and the settlement of certain claims. The Company does not anticipate the payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below for the period from January 7, 2000 (inception) through December 31, 2000 are derived from the financial statements of the Company. The financial data set forth below should be read in conjunction with the financial information included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)


                                                  Period from January 7, 2000
                                               (inception) to December 31, 2000
                                               --------------------------------
Operating Expenses                                         $    1,590
Interest Income                                                    86
Net Loss                                                       (1,503)
Net Loss per Common Share - Basic and Diluted                    (.48)
Weighted Average Common Shares Outstanding                  3,122,254


                                                       December 31, 2000
                                                       -----------------
Balance Sheet Data:
    Working Capital                                           $ 1,322
    Total Assets                                                2,019
    Redeemable Preferred Stock                                  3,486
    Total Liabilities                                             447
    Accumulated Deficit                                        (1,506)
    Stockholders' Deficit                                      (1,914)

(1) See Note 5 to financial statements for information with respect to the calculation of share and per share data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains, in addition to historical information, forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to the estimated expenses of the Company. Even if the assumptions on which the forward-looking statements are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from current expectations.

General

  On April 14, 2000, the Company and its newly-formed, wholly-owned subsidiary ENWC entered into a merger agreement with E-Newco. The Merger, which became effective on April 24, 2000, was accounted for as a purchase of SWWT by E-Newco in a "reverse acquisition" because the pre-Merger stockholders of SWWT did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of transaction, because the continuing legal parent company, SWWT, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (E-Newco), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the December 31, 2000 financial statements included herein are those of E-Newco as adjusted for the recapitalization described below. No pro-forma information giving effect to the acquisition is required because SWWT, prior to the Merger, was a public corporation without substantial business operations. In accordance with the reverse acquisition accounting treatment, the capital accounts of E-Newco were recapitalized to give effect to the merger exchange ratio (757.772 shares of Series B Convertible Preferred Stock of the Company for each share of common stock of E-Newco).

Results of Operations

  The Company had no operations for the period ended December 31, 2000. For the period from January 7, 2000 (inception) through December 31, 2000, the Company incurred a net loss of $1,503,150 or $(.48) per share. Operating costs of $1,589,605 consisted primarily of accrued payroll expenses ($241,000), insurance expense ($210,000), professional fees ($365,000), write down due to permanent impairment of the Company's investment in SchoolNet ($250,000) and write-off of the advance receivable from DigaFuel ($435,000). Offsetting these costs was other income of $86,455 principally related to interest income from the notes receivable and short term cash investments.

Liquidity and Capital Resources

  Cash used in operating activities for the period from January 7, 2000 (inception) to December 31, 2000 was $735,017. Cash used in investing activities for the period from January 7, 2000 (inception) to December 31, 2000 was $935,000, which consisted of a $500,000 investment in SchoolNet and a net $435,000 advance to DigaFuel. Cash provided by financing activities for the period from January 7, 2000 (inception) through December 31, 2000 was $3,325,000, which consisted of the proceeds from the issuance of common stock. The Company had working capital of $1,321,850 at December 31, 2000.

  As of December 31, 2000, the Company believes that existing cash balances will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least twelve months; provided, however, that if the Series B Preferred Stock is redeemed by the Company under the terms of the Certificate of Designations, the Company's cash and cash equivalent balance would likely be insufficient to cover its obligations. See "Item 1. Business - General." In such event, the Company will be required to seek additional capital to finance its operations and growth strategy, which financing could include bank borrowings or the issuance of equity or debt securities. There can be no assurance that the Company will be successful in obtaining sufficient additional funds on terms that it considers acceptable, or at all. Failure to raise sufficient funds would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to pursue potential Business Combination transactions. The Company intends to utilize cash, equity, debt or a combination thereof to finance its operations and its growth strategy. Although the Company believes that additional capital will be required, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations, including the Company's capital requirements, its perceived ability to service its debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company, or at all.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is not exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

SWWT, INC. AND SUBSIDIARIES:                                              PAGE

Report of Independent Auditors.........................................    11

Balance Sheet as of December 31, 2000..................................    12

Statement of Operations for the period from January 7, 2000 (inception)
to December 31, 2000...................................................    13

Statement of Changes in Stockholders' Deficit for the period from
January 7, 2000 (inception) to December 31, 2000.......................    14

Statement of Cash Flows for the period from January 7, 2000 (inception)
to December 31, 2000...................................................    15

Notes to Financial Statements..........................................    16

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
SWWT, Inc.

We have audited the accompanying balance sheet of SWWT, Inc. as of December 31, 2000 and the related statements of operations, changes in stockholders' deficit and cash flows from January 7, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SWWT, Inc. at December 31, 2000 and the results of its operations and its cash flows from January 7, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that SWWT, Inc. will continue as a going concern. As more fully described in Note 1, the Company had a substantial net loss since inception and may be required to redeem its Series B Preferred Stock, which would eliminate the Company's cash balance and negatively impact the Company's ability to satisfy its obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

New York, New York
April 12, 2001

                                   SWWT, INC.
                                 Balance Sheet
                               December 31, 2000


ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 1,654,983
  Prepaid expenses                                                95,594
  Interest receivable                                             18,037
                                                             ------------
      Total current assets                                     1,768,614
Investment                                                       250,000
                                                            ------------
     Total assets                                            $ 2,018,614
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                   $   446,764

Series B Preferred Stock, $.001 par value;
  1,000,000 shares authorized, 757,772 shares issued
  and outstanding                                              3,485,955

Stockholders' deficit:
  Common stock, $.001 par value; 750,000,000 shares
  authorized, 3,122,254 shares issued and outstanding              3,122
  Accumulated deficit                                         (1,506,272)
  Note receivable                                               (410,955)
     Total stockholders' deficit                              (1,914,105)
                                                            -------------
     Total liabilities and stockholders' deficit             $ 2,018,614
                                                            =============
See accompanying notes.

                                   SWWT, INC.
                            Statement of Operations
            January 7, 2000 (date of inception) to December 31, 2000

Operating expenses:
  General and administrative                             $  904,605
    Impairment charge                                       250,000
    Write-off advance                                       435,000
                                                      -------------
Total operating expenses                                  1,589,605
                                                     --------------
  Other income:
  Interest income                                            86,455
                                                     --------------
Net loss                                                 $1,503,150
                                                     --------------
Net loss per share - basic and diluted                        $(.48)
                                                     ==============
See accompanying notes.

                                   SWWT, INC.
                 Statement of Changes in Stockholders' Deficit
            January 7, 2000 (date of inception) to December 31, 2000


                                                   COMMON STOCK                                     TOTAL
                                             ----------------------     NOTE      ACCUMULATED   STOCKHOLDERS'
                                                SHARES   PAR VALUE  RECEIVABLE     DEFICIT        DEFICIT
                                             ----------------------------------------------------------------
    Contributed capital from SWWT as a
     result of the merger                      3,122,254     $3,122           -   $    (3,122)    $         -
    Note receivable on sale of restricted
     stock                                             -          -    (410,955)            -        (410,955)

    Net loss                                           -          -           -    (1,503,150)     (1,503,150)
    Balance, December 31, 2000                 3,122,254     $3,122   $(410,955)  $(1,506,272)    $(1,914,105)
                                             ================================================================

See accompanying notes.

                                   SWWT, INC.
                            Statement of Cash Flows
            January 7, 2000 (date of inception) to December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           (1,503,150)
Adjustments to reconcile net loss to net cash
  used in operating activities:
 Impairment charge                                    250,000
         Write-off of advance                         435,000
 Changes in operating assets and liabilities:
 Prepaid expenses                                     (95,594)
         Interest receivable                          (18,037)
         Accounts payable and accrued liabilities     196,764
                                                   -----------

Net cash used in operating activities                (735,017)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in SchoolNet                              (500,000)
Advance to DigaFuel                                (1,000,000)
Repayment of Advance to DigaFuel                      565,000
                                                   -----------

Net cash used in investing activities                (935,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock           3,575,000
Payment of stock issuance costs                      (250,000)
Cash acquired in the SWWT/E-Newco Merger              740,635
Dividend to pre-Merger stockholders                  (740,635)
                                                   -----------
Net cash provided by financing activities           3,325,000
                                                   -----------

Net increase in cash and cash equivalents           1,654,983
Cash and cash equivalents at January 7, 2000                -
                                                   ----------
Cash and cash equivalents at December 31, 2000    $ 1,654,983
                                                   ==========
See accompanying notes.

1. Organization and Basis of Presentation

SWWT, Inc., formerly known as SweetWater, Inc. (the "Company" or "SWWT") was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets and had no further operating business.

On April 14, 2000, the Company and its newly formed, wholly owned subsidiary, ENWC entered into a merger agreement (the "Merger Agreement") with E-Newco, Inc. ("E-Newco"). E-Newco, Inc. is a holding company, incorporated in the state of Delaware on January 7, 2000, for the purpose of funding early-stage Internet properties and acquiring existing companies focused on media, music, entertainment, and consumer applications. E-Newco has not initiated any significant operations as of December 31, 2000.

The merger was accounted for as a purchase of SWWT by E-Newco in a "reverse acquisition" because the existing shareholders of SWWT, prior to the merger, do not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, SWWT, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (E-Newco), including any comparative prior year financial statements presented by the combined entity after the business combination. Since SWWT, prior to the merger, had no substantial business operations, pro-forma information giving effect to the acquisition is not required.

In accordance with the terms of the Merger Agreement, the Company issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock. On April 24, 2000, the stockholders of E-Newco exchanged all 1,000 shares of issued and outstanding common stock of E-Newco at that date for an aggregate of 757,772 shares of Series B Preferred Stock ("Series B Preferred"). E-Newco merged with ENWC (the "Merger") and became a wholly owned subsidiary of the Company. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock and the receipt by the Company of additional equity financing of at least $15 million. The stockholders approved the increase in authorized common stock by written consent in June 2000. The Company has not obtained additional financing. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as-converted basis and possess approximately 95.5% of the voting power of the Company. Prior to the closing of the Merger, SWWT paid a one-time cash dividend of an aggregate of $740,365 to its pre-Merger stockholders. The dividend payment consisted of the cash on SWWT's balance sheet immediately prior to the consummation of the Merger, less expenses related to the Merger and the settlement of certain claims.

The terms of the Series B Preferred Stock provide that if the Company did not receive additional equity financing of at least $15 million within 180 days of the consummation of the Merger (October 21, 2000), the holders of the common stock were entitled to elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at an aggregate redemption price equal to the Company's cash and cash equivalents balance held by the Company on October 21, 2000 (approximately $1.5 million). As a result, the Series B Preferred Stock has been excluded from stockholders' equity.

In November 2000, the Company received an action by written consent signed by the holders of a majority of the outstanding shares of its common stock notifying the Company that such holders elect to exercise the right to cause the

Company to redeem the Series B Preferred Stock. The Company is considering the legality of the redemption under applicable law and continues to have discussions with the holders of a majority of the outstanding shares of the common stock regarding the redemption election.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had a substantial net loss since inception and, as described above, may be required to redeem the outstanding shares of Series B Preferred Stock for an aggregate redemption price of approximately $1.5 million. If such payment is made, the Company's remaining cash and cash equivalents balance would most likely be insufficient to cover its obligations and the Company would be required to seek additional financing.

If the Company is required to redeem the outstanding shares of Series B Preferred Stock, there is no assurance that the Company will be able to obtain additional financing to satisfy its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event that the Company is required to redeem the Series B Preferred Stock and the remaining cash and cash equivalents balance is insufficient to cover its obligations and the Company is unable to obtain additional financing.

2.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all cash balances and highly-liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings Per Share

Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share".

3.  Investment and Advance

On March 16, 2000, the Company used advances received on the issuance of common stock to purchase an exchangeable demand promissory note and a stock purchase warrant for $300,000, which is exchangeable into and exercisable for shares of capital stock of SchoolNet, Inc., upon the occurrence of certain events. During August 2000, an additional $200,000 was invested in SchoolNet, Inc. on similar terms. SchoolNet is an application service provider to school districts. During the fourth quarter of 2000, the Company reduced its carrying value of the investment in SchoolNet by $250,000 due to impairment in value resulting primarily from changing market conditions and management's understanding of the current status of negotiations of SchoolNet's equity financing. During September 2000, the Company made a $1,000,000 advance to DigaFuel, Inc. ("DigaFuel"). The advance was made in anticipation of an investment in DigaFuel by the Company and if the Company decided not to proceed with such investment, the cash would be returned, subject to deduction of amounts that the Company agreed could be used for operations of DigaFuel during the period that negotiations continued. On December 21, 2000, Digafuel repaid $565,000 and the remaining balance of $435,000 was to be converted into the capital stock of DigaFuel, if DigaFuel closed a financing round by June 13, 2001 with proceeds exceeding $2,000,000. During the fourth quarter of 2000, the Company wrote-off the remaining balance of the advance, as a result of the Company's assessment that the remaining advance will not be collected due to DigaFuel's limited prospects for long-term liquidity and the current difficulty encountered by early stage companies in raising additional equity financing.

4.  Related Party Transactions

On March 23, 2000, the Company's CEO issued a $500,000 note receivable, payable on demand, to the Company in connection with the purchase of common stock. Interest accrued at the greater of (i) 6% or (ii) the applicable federal mid-term rate. On September 14, 2000, the note was repaid, at which time the accrued interest of $16,000 was forgiven.

Restricted Common Stock

Effective April 8, 2000, the Company issued 110 shares of E-Newco restricted common stock for a purchase price of $410,955 to the Company's CEO in accordance with a Restricted Stock Purchase Agreement. The purchase price was established based on the fair market value of the common stock at the date of grant. These shares were issued subject to transfer and other restrictions. The restricted stock vests over a three-year period. Such shares of E-Newco restricted common stock were exchanged for 83,355 shares of restricted Series B Preferred Stock in the Merger (see Note 1).

Concurrent with the execution of his employment agreement, the Company's CEO issued to the Company a $410,955 promissory note receivable. The note bears interest at a rate of 6% per year and the principal plus interest are due on the earlier of 7 years from the date of the note, termination of employment, or breach of the agreement governing the restricted shares. The proceeds from the note receivable were used to purchase the 110 shares of restricted common stock of E-Newco. The CEO pledged to the Company an interest in the restricted shares as security for the promissory note.

5. Net Loss Per Share

Net loss per share from January 7, 2000 (date of inception) to December 31, 2000 was calculated as follows:

Numerator for basic and diluted
loss per share:
   Net loss                                        $(1,503,150)
                                                   ============

Denominator for basic and diluted
loss per share  weighted average shares             3,122,254
                                                   ===========

Basic and diluted net loss per share
                                                   $     (.48)
                                                   ===========

Diluted loss per share from January 7, 2000 (date of inception) to December 31, 2000 does not include the effect of options outstanding to purchase 360,000 shares of common stock, as the effect of their inclusion is antidilutive.

6. Income Taxes

The Company accounts for income taxes using the liability method.
No provision for income taxes has been recorded as the Company has incurred net losses since inception.

At December 31, 2000, the Company had approximately $1,503,000 of net operating loss carryforwards available to offset future taxable income which expire in 2020.

As of December 31, 2000, the Company had gross deferred tax assets of approximately $631,000 related to the net operating loss carryforward. The full utilization of the loss in the future is dependent upon the Company's ability to generate taxable income, accordingly, a valuation allowance of an equal amount has been established.

7. Stock Option Plan

As of the Merger date (see Note 1), stock options were previously granted by SWWT to certain directors for an aggregate of 360,000 shares of common stock at an exercise price of $1.3125 per share. The options are exercisable on February 5, 2000 and expire on February 5, 2008.

Following the Merger, the Board of Directors and stockholders of the Company authorized the adoption of the SWWT, Inc. 2000 Stock Incentive Plan (the "Plan"), under which 16,800,000 shares of common stock are available for awards in the form of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other awards. The Plan is administered by the Board of Directors or, at the Board's sole discretion, by a committee thereof. The Plan provides for discretionary grants of awards to officers, directors, employees, consultants or advisors of the Company. There were no stock options granted during 2000.

8. Quarterly Results (Unaudited)

The following is a summary of the quarterly results of operations for the period ended December 31, 2000.

                                                                          Quarter Ended
                                            ----------------------------------------------------------------------
                           January 7, 2000
                           (inception) to
                           March 31, 2000      June 30, 2000      September 30, 2000       December 31, 2000
                        -------------------------------------------------------------------------------------------
Operating loss                  -                $(366,052)            $(246,408)              $(977,145)
Net loss                        -                $(351,223)            $(200,681)              $(951,246)
Net loss per share -
basic and diluted               -                $    (.11)            $    (.06)              $    (.31)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As previously reported in a Current Report on Form 8-K filed with the Commission on June 19, 2000, the Board of Directors of the Company authorized, and the stockholders approved, the appointment of the firm of Ernst & Young LLP ("E&Y") as the Company's auditor, to replace the firm of Arthur Andersen LLP ("Andersen"), which served in that position until it was replaced in connection with the appointment of E&Y. The change in auditors did not arise from any disagreement during the Company's two most recent fiscal years and the subsequent interim period with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in any of its reports. The financial statements audited by Andersen in the past two years have not contained an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the directors and the executive officer of the Company:

           Name                       Position With the Company             Age            Director Since
---------------------------  -------------------------------------------  --------  ----------------------------
Jonathan V. Diamond          Chairman of the Board of Directors, Chief        42                2000
                             Executive Officer, President and Secretary
Walter A. Carozza            Director                                         46                2000
Peter W. Gilson              Director                                         60                1993
Anthony Scaramucci           Director                                         37                2000

Jonathan V. Diamond has served as a director of the Company since April 2000, at which time he was also elected as the Chairman of the Board of Directors, Chief Executive Officer, President and Secretary of the Company. Prior to joining the Company, Mr. Diamond served as Chairman of CDnow Inc. from October 1998 until its sale to Bertelesmann AG in October 2000. Mr. Diamond was a co-founder of N2K, Inc. and served as its Vice Chairman and Chief Executive Officer prior to its merger with CDnow Inc. in October, 1998.

Walter A. Carozza has served as a director of the Company since April 2000. Mr. Carozza has been a managing member of M3 Partners LLC since 1993 and a manager of the general partner of East River Ventures II, L.P., a stockholder of the Company, since 1997. He has served as a member of the Board of Directors and the Co-President of Victory Ventures since 1996 and has been a member of the Boards of Directors of several portfolio companies, including IESI, iLife Systems, FIOC, and HCI. Since 2000, Mr. Carozza has also served as the President and a director of Equities Enterprises, Inc., another stockholder of the Company, through its wholly owned subsidiary Equities Holdings, LLC.

Peter W. Gilson has served as a director of the Company since June 1993 and held the position of Chairman of the Board from February 1998 to April 2000. Mr. Gilson served as President and Chief Executive Officer of Physician Support Systems, Inc. a company specializing in the management of physician and hospital practices, from 1991 through December 1997. From 1989 to the present, Mr. Gilson has also served as Chief Executive Officer of the Warrington Group, Inc., a manufacturer of safety products which was previously a division of The Timberland Company. Mr. Gilson is a director and Chairman of Swiss Army Brands, Inc. and a director of both Glenayre Technologies, Inc. and New Hope Foundation.

Anthony Scaramucci has served as a director of the Company since April 2000. Mr. Scaramucci is a principal of Oscar Capital Management, LLC, which he formed in November 1996 and where he currently serves as a principal responsible for strategic planning and research analysis. From 1989 through October 1996, Mr. Scaramucci was employed by the Investment Banking Division, and subsequently the Equities Division, of Goldman, Sachs & Co.

  Under the Company's Certificate of Incorporation, as amended to date, the Company's directors are divided into three classes, with the terms of the Class I directors expiring at the annual meeting of stockholders to be held in 2001, the terms of the Class II directors expiring at the annual meeting of stockholders held in 2002 and the terms of the Class III directors expiring at the annual meeting of the stockholders to be held in 2002. Commencing with the annual meeting of stockholders to be held in 2001, one class of directors will be elected for a three-year term at each annual meeting of the stockholders. If at any time the size of the Board of Directors is changed, the increase or decrease in the number of directors will be apportioned among the three classes to make all classes as nearly equal as possible. Pursuant to the Merger Agreement, Peter Gilson will remain a member of the Board of Directors of the Company until such time as the Company consummates one or more related rounds of equity financing of at least $15 million in cash, at which time Mr. Gilson has agreed to resign from the Board of Directors. The Company knows of no other arrangements or understandings between a director or nominee and any other person pursuant to which such person has been selected as a director or nominee. There are no family relationships between any of the directors or the executive officer of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table sets forth certain information regarding compensation paid by the Company to its Chief Executive Officer (the "Named Executive Officer") for the period from January 7, 2000 (inception) to December 31, 2000. Since inception, the Company has not had any other executive officers or employees.

                                                  Annual
                                               Compensation            Long Term Compensation
                                              --------------     -------------------------------------
                                                                                  Restricted Stock
    Name & Principal Position       Year        Salary($)         Bonus ($)           Award($)
----------------------------------  ----  ---------------------  -----------     -----------------
Jonathan V. Diamond                 2000       $187,500(1)       $37,500(1)            0(2)
Chief Executive Officer and
 President

(1) Mr. Diamond's three-year employment agreement provides that he is entitled to receive an annual salary of $250,000. Mr. Diamond is also entitled to participate in any bonus plan or program adopted from time to time by the Board of Directors, provided that he receives a minimum annual cash bonus of $50,000. The amounts reflected in the above table are pro rated based on the March 27, 2000 effective date of Mr. Diamond's employment agreement. See "Item 11. Executive Compensation - Employment Agreement." The Company and Mr. Diamond have agreed to defer payment of all salary and bonus due for the fiscal year 2000 under his employment agreement.

(2) Mr. Diamond purchased from E-Newco 110 shares of restricted common stock of E-Newco pursuant to a Restricted Stock Purchase Agreement. Mr. Diamond purchased such stock for $3,735.955 per share, paid with a promissory note, effective April 8, 2000. Such price represented the fair market value of such stock at the date of grant. Such shares of restricted E-Newco common stock were exchanged for 83,355 shares of restricted Series B Preferred Stock in the Merger. The shares vest over three (3) years, commencing April 30, 2000, so that all shares will be vested on March 31, 2003. Any dividends required to be paid on SWWT's Common Stock will also be paid on Mr. Diamond's restricted preferred stock.

Option/SAR Grants in the Last Fiscal Year; Aggregate Options/SAR Exercises in Last Fiscal Year; and Fiscal Year-end Option/SAR Values

 There were no stock options granted to the Named Executive Officer during 2000.

Directors' Compensation

  In 2000, directors of the Company did not receive fees for attending board meetings or committee meetings. Directors were reimbursed for their out-of-pocket expenses, including travel, incurred in the performance of their duties as directors. In February 1998, the Board granted to Mr. Gilson an option entitling him to purchase 60,000 shares of Common Stock at an exercise price of $1.3125 per share, which option is fully vested and became exercisable on February 5, 2000.

Employment Agreement

  On March 27, 2000, E-Newco entered into a three-year employment agreement with Mr. Diamond, which, pursuant to its terms, was assumed by the Company on April 24, 2000 in connection with the closing of the Merger. Pursuant to the agreement, Mr. Diamond currently serves as the Company's Chairman of the Board and Chief Executive Officer and is responsible for such executive responsibilities as are assigned to him by the Board. Pursuant to the employment agreement, Mr. Diamond is entitled to receive an annual base salary of $250,000, and is entitled to participate in any bonus plan or program adopted from time to time by the Board, provided that he receives a minimum annual cash bonus of $50,000. The parties have agreed to defer the payment of all salary and bonus due under Mr. Diamond's employment agreement.

  In connection with the execution of his employment agreement, Mr. Diamond purchased 110 shares of restricted common stock of E-Newco. Such shares of restricted common stock were exchanged for 83,355 shares of restricted Series B Preferred Stock in the Merger. The employment agreement provides Mr. Diamond with anti-dilution protection with respect to such restricted stock. In the event that the Company raises, in one or more rounds of equity financing, more than $60 million but no more than $150 million, Mr. Diamond will be granted a number of equity incentive awards that will enable him to maintain ownership of 11% of the fully-diluted common equity of the Company (not including non-incentive equity owned by Mr. Diamond). In addition, Mr. Diamond will receive an additional incentive equity award equal to 2% of the fully-diluted common equity of the Company on such date as the Company has maintained a market capitalization of $500 million for at least 30 consecutive calendar days.

  If Mr. Diamond's employment is terminated without cause or he resigns with good reason, he is entitled to severance compensation in an amount equal to two times the sum of his annual base salary and bonus for the remainder of the employment term. Additionally, all of Mr. Diamond's stock-based incentives will immediately vest. In the event of Mr. Diamond's death during the term of the agreement, the Company is required to pay to Mr. Diamond's legal representatives his annual base salary, a prorated portion of the minimum bonus, accrued but unused vacation and any other compensation due. In the event the Company terminates Mr. Diamond's employment because Mr. Diamond is unable to perform his duties due to mental, physical or other disability for a period of 90 consecutive days or for 120 days in any twelve consecutive month period, the Company is required to pay to Mr. Diamond the same benefits due upon death plus six months' salary and the minimum bonus then in effect. Additionally, all of Mr. Diamond's stock-based incentives will immediately vest.

  Mr. Diamond is entitled to receive an additional payment representing a "tax gross-up" in the event that he is assessed certain tax liabilities relating to payments made pursuant to his employment agreement. The agreement also contains non-competition provisions prohibiting Mr. Diamond from competing under certain circumstances with the Company for a period of 18 months.

Stock Option Plan

  Following the Merger, the Board of Directors and stockholders of the Company authorized the adoption of the SWWT, Inc. 2000 Stock Incentive Plan (the "Stock Incentive Plan"), under which 16,800,000 shares of Common Stock are available for awards in the form of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other awards (collectively, "Awards"). The Stock Incentive Plan is administered by the Company's Board of Directors, or at the Board's sole discretion, by a committee thereof. The Stock Incentive Plan provides for discretionary grants of Awards to officers, directors, employees, consultants or advisors of the Company or a subsidiary of the Company. The Board, or the designated committee thereof, has full authority to determine, among other things, the persons to whom Awards under the plan will be made, the number of shares of Common Stock subject to Awards, and the specific terms and conditions applicable to Awards, and to otherwise supervise the administration of the plan. The maximum number of shares which may be granted to any one participant under the Stock Incentive Plan in a calendar year is 8,300,000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the Commission. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during fiscal year 2000 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following tables sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 11, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Except as otherwise noted, the Company knows of no agreements among its stockholders which relate to voting or investment power over its Common Stock.

                             Number of                           Number of                               As-
                             Shares of            % of           Shares of      % of Series B        Converted
                            Common Stock     Common Stock         Series B        Preferred          % of Voting
                            Beneficially      Beneficially    Preferred  Stock      Stock              Stock
Name and Address of            Owned             Owned          Beneficially     Beneficially      Beneficially
Beneficial Owner (1)            [2]               [2]               Owned           Owned            Owned (3)
--------------------           -----            -------            -------        --------         ------------
 PRINCIPAL STOCKHOLDERS:
Jack Schneider                      0                 0              101,413            13.4%            12.9%
     c/o Allen & Co.
     711 5th Avenue, 9th Floor
     New York, NY 10022

East River Ventures II, LP          0                 0              101,413            13.4%            12.9%
     645 Madison Avenue
     22nd Floor
     New York, NY  10022

Anthony Scaramucci                  0                 0              101,414 (4)        13.4%            12.9%
Andrew Boszhardt, Jr.
Oscar Capital Management LLC
     900 Third Avenue
     2nd Floor
     New York, NY  10023

Jonathan V. Diamond                 0                 0              184,768 (8)        24.4%            23.4%
     1 West 67th Street
     New York, NY  10022

Huizenga Investments Limited        0                 0               76,065            10.0%             9.6%
Partners
     450 E. Las Olas Blvd.
     15th Floor
     Fort Lauderdale, FL  33301

Nassau Capital Partners         697,500 (5)        21.8%                  0                 0               *
     22 Chambers Street
     Princeton, NJ 08542

Equities Enterprises, Inc.      609,150 (6)        19.1%                  0                 0               *
     160 Madison Avenue
     Third Floor
     New York, NY 10016

Hudson River Capital LLC        420,536 (7)        13.2%                  0                 0               *
     667 Madison Avenue
     Suite 2500
     New York, NY 10021

 DIRECTORS AND OFFICERS:
     Jonathan V. Diamond            0                   0            184,768 (8)               24.4%              23.4%
     Walter A. Carozza          609,150 (9)          19.1%          101,413 (10)               13.4%              13.6%
     Anthony Scaramucci             0                   0            101,413 (4)               13.4%              12.9%
     Peter Gilson                67,792 (11)          2.1%                 0                      0                 *
 DIRECTORS AND OFFICER          676,942              21.2%           387,594                   51.2%              49.9%
 AS A GROUP (4 PERSONS)
________________

*less than 1%

(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by persons named above.

(2) For the purposes of this column, holders of Series B Preferred Stock are not deemed to be beneficial owners of the shares of Common Stock into which such shares of Series B Preferred Stock are convertible.

(3) "As Converted" calculation represents shares of Common Stock and shares of Series B Preferred Stock assuming the conversion of all shares of Series B Preferred Stock into 75,777,162 shares of Common Stock. Each share of Series B Preferred Stock will automatically convert into shares of Common Stock upon receipt by the Company of additional equity financing of at least $15 million. Prior to such conversion, the holders of the Series B Preferred Stock vote on an as-converted basis together with the holders of the Common Stock. For purposes of this column, holders of Series B Preferred Stock are deemed to be beneficial owners of the Common Stock into which their shares are convertible.

(4) Includes 30,425 shares owned by Anthony Scaramucci, 30,425 shares owned by Andrew Boszhardt, Jr. and 40,564 shares owned by Oscar Capital Management LLC. Messrs. Scaramucci and Boszhardt are members of Oscar Capital Management LLC. Each of Messrs. Scaramucci and Boszhardt and Oscar Capital Management LLC disclaim beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(5) Includes 72,500 shares held by Randall A. Hack, a former director of SWWT, and 3,402 shares which represent Mr. Hack's interest in shares held directly or indirectly by NAS Partners I L.L.C., a limited liability company in which he is a member. 60,000 of Mr. Hack's shares are issuable upon exercise of a stock
option granted to him at the time he served as a director of SWWT.    Mr. Hack
is one of four members of Nassau Capital L.L.C. which serves as the sole general partner of Nassau Capital Partners, L.P.

(6) Shares are held by Equities Holdings LLC, a wholly-owned subsidiary of Equities Enterprises, Inc.

(7) Includes 79,591 shares issuable upon exercise of a common stock purchase warrant.

(8) Includes 83,355 shares of restricted Series B Preferred Stock of the Company which Mr. Diamond received in the Merger in exchange for 110 shares of E-Newco restricted common stock he had purchased pursuant to a Restricted Stock Purchase Agreement with E-Newco, Inc. Mr. Diamond purchased such restricted shares of E-Newco common stock for $3,735.955 per share, paid with a promissory note, effective April 8, 2000.

(9) Represents 609,150 shares of Common Stock held of record by Equities Holdings LLC, a wholly-owned subsidiary of Equities Enterprises, Inc. Mr. Carozza is the President and a director of Equities Enterprises, Inc. He disclaims beneficial ownership and any pecuniary interest in these shares.

(10) Represents 101,413 shares of Series B Preferred Stock held of record by East River Ventures II, L.P. Mr. Carozza is a limited partner in, and a manager of the general partner of, East River Ventures II, L.P. and may be deemed to beneficially own shares of Series B Common Stock owned of record by East River Ventures II, L.P. by virtue of this relationship. Mr. Carozza disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(11) Includes 60,000 shares issuable upon exercise of a stock option granted to Mr. Gilson as a director.

SWWT HAS BEEN INFORMED BY THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION THAT IT IS THE COMMISSION'S POSITION THAT PERSONS OR ENTITIES THAT WERE "AFFILIATES" (AS DEFINED IN RULE 144(A)(1) UNDER THE SECURITIES ACT OF 1933, AS AMENDED) OF SWWT IMMEDIATELY PRIOR TO THE CONSUMMATION OF THE MERGER (AS DEFINED HEREIN) ARE NOT ELIGIBLE TO RESELL SHARES OF COMMON STOCK HELD BY THEM PURSUANT TO THE TERMS OF RULE 144 UNDER THE SECURITIES ACT. SUCH SHARES MAY ONLY BE RESOLD BY SUCH PERSONS OR ENTITIES PURSUANT TO A REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO ANOTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On March 23, 2000, the Company's CEO issued a $500,000 note to the Company in connection with the purchase of 133.83 shares of E-Newco common stock. Interest on the note accrued at the greater of (i) 6% or (ii) the applicable federal mid-term rate. On September 14, 2000, the Company's CEO repaid the principal outstanding on the note and the accrued interest of $16,000 was forgiven.

  Effective April 8, 2000, the Company issued 110 shares of E-Newco restricted common stock for a purchase price per share of $3,735.955 to the Company's CEO in accordance with a Restricted Stock Purchase Agreement. The purchase price was established based on the fair market value of the E-Newco common stock on the date of grant. These shares were issued subject to certain transfer and other restrictions. The restricted stock vests over a three year period. Concurrent with the execution of his employment agreement, the Company's CEO issued to the Company a $410,955 promissory note. The note bears interest at a rate of 6% per year and principal plus interest are due on the earliest to occur of 7 years from the date of the note, termination of employment, or breach of the agreement governing the restricted shares. The proceeds from the note were used to purchase the 110 shares of restricted common stock of E-Newco. The CEO pledged to the Company an interest in the restricted shares as security for the promissory note. In connection with the Merger, such shares of E-Newco common stock were exchanged for restricted shares of Series B Preferred Stock of the Company.

  In 2000, the Company purchased promissory notes and stock purchase warrants which are exchangeable into and exercisable for shares of capital stock of SchoolNet for an aggregate purchase price of $500,000. See "Item 1. Business-General." The Company's Chairman of the Board and Chief Executive Officer is a member of the Board of Directors of SchoolNet.

                                    PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Documents filed as part of this Report:
    --------------------------------------

    Financial Statements to be filed hereunder are contained in Item 8.

    All financial statement schedules are omitted because they are not required, are inapplicable or the information has been included elsewhere in the financial statements or notes thereto.

b)  Reports on Form 8-K:
    -------------------

    On October 23, 2000, the Company filed a Current Report on Form 8-K dated October 20, 2000 to report under Item 5 (Other Events) the filing of a press release notifying the holders of Common Stock of their right to cause the Company to redeem the outstanding shares of Series B Preferred Stock of the Company. The press release included within such "Current Report" stated that the Company's cash and cash equivalent balance on that date was approximately $2.4 million. However, the Company has since determined that its actual cash and cash equivalent balance on such date was $1.5 million. No financial statements were filed with such report.

    On November 13, 2000, the Company filed a Current Report on Form 8-K dated November 9, 2000 to report under Item 5 (Other Events) the Company's receipt of a written consent of holders of a majority of the Company's outstanding shares of Common Stock electing to exercise their right to cause the Company to redeem the outstanding shares of Series B Preferred Stock of the Company. No financial statements were filed with such report.

c)  Exhibits:
    --------

    Reference is made to the accompanying Index of Exhibits.

                                     PART V

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SWWT, Inc.
                                    (Registrant)

                                    /s/ Jonathan V. Diamond
                                    -------------------------------------
                                    Jonathan V. Diamond
                                    President, Chief Executive Officer and
                                    Secretary (Principal Financial Officer)

                                    Date:  April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jonathan V. Diamond                April 16,  2001
-----------------------------
Jonathan V. Diamond
Chairman of the Board of Directors,
President, Chief Executive Officer and Secretary
(Principal Financial Officer)

/s/ Walter A. Carozza                  April 16,  2001
-----------------------------
Walter A. Carozza
Director

/s/ Anthony Scaramucci                 April 16,  2001
-----------------------------
Anthony Scaramucci
Director

/s/ Peter Gilson                       April 16,  2001
-----------------------------
Peter Gilson
Director

                               INDEX OF EXHIBITS

EXHIBIT  DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of April 14, 2000, among E-Newco, Inc., a Delaware corporation, SWWT, Inc., and ENWC Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of SWWT, Inc.*

3.1      Amended and Restated Certificate of Incorporation of SWWT, Inc.**

3.2 Certificate of Designations of Series B Preferred Stock, par value $.001 per share, of SWWT, Inc.*

3.3      Amended and Restated By-Laws of SWWT, Inc.**

4.3      Specimen stock certificate**

10.1 Employment Agreement, dated as of March 27, 2000, between Jon V. Diamond and E-Newco, Inc.*** +

10.2 Restricted Stock Purchase Agreement, dated as of May 27, 2000, between Jon V. Diamond and E-Newco, Inc.*** +

10.3     2000 Stock Incentive Plan of SWWT, Inc.** +

10.4 Asset Purchase Agreement dated as of October 21, 1997 (the "Asset Purchase Agreement") by and between SweetWater, Inc., a Delaware corporation, and Cascade Designs, Inc., a Washington corporation ("Purchaser"). (A list of exhibits and schedules to the Purchase Agreement is attached thereto. The Registrant agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibits or schedules not otherwise filed herewith.)****

21.1     Subsidiaries of the Registrant.

--------------------------------------------------------------------------------
* Incorporated by reference to SWWT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

**       Filed as exhibits to the Company's Definitive Information Statement on
         Schedule 14C, as filed on July 10, 2000, and are incorporated herein by reference.

*** Filed as exhibits to the Company's Form 10-Q on August 10, 2000, and are incorporated herein by reference.

**** Filed as an exhibit to the Company's Form 8-K as filed on February 19,1998, and is incorporated herein by reference.

+        Constitutes a management contract or compensatory plan or arrangement.