Form 10-Q
period 2001-03-31
SWWT INC
filed 2001-05-15
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________ TO ________

      COMMISSION FILE NUMBER 0-25942


                                   SWWT, INC.
                                   ----------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                84-1167603
                   --------                                ----------
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


 C/O EAST RIVER VENTURES II, L.P.
 645 MADISON AVENUE, 22ND FLOOR, NEW YORK, NY                 10022
 --------------------------------------------                 -----
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

Yes      [X]               No       [  ]


On May 8, 2001, the registrant had 3,122,254 shares of common stock outstanding.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001


                                TABLE OF CONTENTS

                                                                                                Page No.
                                                                                                -------------

        PART I        FINANCIAL INFORMATION

        Item 1.       Financial Statements (unaudited)                                               1

                      Condensed Balance Sheets -                                                     1
                               December 31, 2000 and March 31, 2001

                      Condensed Statements of Operations -                                           2
                               Three Months Ended March 31, 2001 and for the period from
                               January 7, 2000 (inception) to March 31, 2000

                      Condensed Statements of Cash Flows -                                           3
                               Three Months Ended March 31, 2001 and for the period from
                               January 7, 2000 (inception) to March 31, 2000

                       Notes to Condensed Financial Statements                                       4

        Item 2.       Management's Discussion and Analysis of Financial Condition and                7
                               Results of Operations

        Item 3.        Quantitative and Qualitative Disclosures About Market Risk                    7

        PART II        OTHER INFORMATION

        Item 1.        Legal Proceedings                                                             8

        Item 2.        Changes in Securities and Use of Proceeds                                     8

        Item 3.        Defaults Upon Senior Securities                                               8

        Item 4.        Submission of Matters to a Vote of Security Holders                           8

        Item 5.        Other Information                                                             8

        Item 6.        Exhibits and Reports on Form 8-K                                              8

                       SIGNATURE                                                                     9


PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                    SWWT INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                                    ----------------------------------------------

ASSETS
Current Assets:
Cash and cash equivalents                                                 $1,671,353          $1,654,983
Prepaid expenses                                                              20,125              95,594
Interest receivable                                                           24,117              18,037
                                                                    -----------------------------------------------
                                                                           1,715,595           1,768,614
         Total Current Assets
Investment                                                                   250,000             250,000
                                                                    -----------------------------------------------
         Total Assets                                                     $1,965,595          $2,018,614
                                                                    ===============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Accounts payable and accrued liabilities                              $   576,264         $   446,764

Series B Preferred Stock, $.001 par value; 50,000,000 shares
   authorized, 757,772 shares issued and outstanding                       3,485,955           3,485,955

Stockholders' deficit:
   Common Stock, $.001 par value; 750,000,000 shares authorized,
     3,122,254 shares issued and outstanding                                   3,122               3,122
   Accumulated deficit                                                    (1,688,791)         (1,506,272)
   Notes receivable                                                         (410,955)           (410,955)
                                                                    -----------------------------------------------
Total stockholders' deficit                                               (2,096,624)         (1,914,105)
                                                                    -----------------------------------------------
         Total Liabilities and Stockholders Deficit                       $1,965,595          $2,018,614
                                                                    ===============================================


See accompanying notes to condensed financial statements.


                                    SWWT INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED      JANUARY 7, 2000 (DATE OF
                                                       MARCH 31, 2001         INCEPTION) TO MARCH 31,
                                                                                       2000
                                                 ------------------------------------------------------
Operating expenses:
   General and administrative                         $    209,603           $             -
                                                 ------------------------------------------------------
Total operating expenses                                   209,603                         -
                                                 ------------------------------------------------------

Other income:
   Interest income                                          27,084                         -
                                                 ------------------------------------------------------
Net loss                                              $   (182,519)                        -
                                                 ======================================================
Net loss per share - basic and diluted                $      (.06)           $             -
                                                 ======================================================



See accompanying notes to condensed financial statements.


                                    SWWT INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED  JANUARY 7, 2000
                                                                MARCH 31, 2001       (DATE OF INCEPTION)
                                                                                     TO MARCH 31, 2000
                                                                -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $ (182,519)           $  -
   Changes in operating assets and liabilities:
      Interest receivable                                                 (6,080)              -
      Prepaid expenses                                                    75,469               -
      Accounts payable and accrued liabilities                           129,500               -
                                                                -------------------------------------------
Net cash provided by operating activities                                 16,370               -
                                                                -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment                                                    -                (300,000)
                                                                -------------------------------------------
Net cash used in investing activities                                     -                (300,000)
                                                                -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of stock                                           -                2,825,000
                                                                -------------------------------------------
Net cash provided by financing activities                                 -                2,825,000
Net increase in cash and cash equivalents                                 16,370           2,525,000
Cash and cash equivalents at beginning of period                       1,654,983               -
                                                                -------------------------------------------
Cash and cash equivalents at end of period                            $1,671,353           $2,525,000
                                                                ===========================================



See accompanying notes to condensed financial statements.


                                   SWWT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the SWWT, Inc. annual report on Form 10-K for the year ended December 31, 2000.

2.       MERGER WITH E-NEWCO

On April 14, 2000, SWWT and its newly formed, wholly owned subsidiary, ENWC entered into a merger agreement (the "Merger Agreement") with E-Newco, Inc. ("E-Newco"). E-Newco, a holding company, was incorporated in the state of Delaware on January 7, 2000, for the purpose of funding early-stage Internet properties and acquiring existing companies focused on media, music, entertainment, and consumer applications. In accordance with the terms of the Merger Agreement, SWWT issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock. On April 24, 2000, the stockholders of E-Newco exchanged all 1,000 shares of issued and outstanding common stock of E-Newco at that date for an aggregate of 757,772 shares of Series B Preferred Stock. E-Newco merged with ENWC (the "Merger") and became a wholly owned subsidiary of SWWT. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock and the receipt by the Company of additional equity financing of at least $15 million. The stockholders approved the increase in authorized common stock by written consent in June 2000. The Company has not obtained additional financing. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as converted basis and possess approximately 96% of the voting power of the Company.

The terms of the Series B Preferred Stock provide that if the Company did not receive additional equity financing of at least $15 million within 180 days of the consummation of the Merger (October 21, 2000), the holders of the common stock were entitled to elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at an aggregate redemption price equal to the Company's cash and cash equivalent balance held by the Company on October 21, 2000 (approximately $1.5 million). As a result, the Series B Preferred Stock has been excluded from stockholders' equity.

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

3.       INVESTMENTS

On March 16, 2000, the Company used advances received on the issuance of common stock to purchase an exchangeable demand promissory note and a stock purchase warrant for $300,000, which are exchangeable into and exercisable for shares of capital stock of SchoolNet, Inc. ("SchoolNet"), a Delaware corporation, upon the occurrence of certain events. In the third quarter of 2000, an additional $200,000 was invested in SchoolNet on similar terms. During the fourth quarter of 2000, the Company reduced its carrying value of the investment in SchoolNet by $250,000 due to impairment in value resulting primarily from changing market conditions and management's understanding of the current status of negotiations of SchoolNet's equity financing.

4.       RELATED PARTY TRANSACTIONS

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

5.       NET LOSS PER SHARE


                                          Three Months Ended
                                            March 31, 2001
                                         ---------------------
Numerator for basic and diluted loss
per share:
   Net loss                                 $     (182,519)
                                         =====================

Denominator for basic and diluted
loss per share -- weighted average
shares
                                                 3,122,254
                                         =====================

Basic and diluted net loss per share
                                            $        (.06)
                                         =====================

Diluted loss per share for the three months ended March 31, 2001 does not include the effect of options outstanding to purchase 360,000 shares of common stock or shares of outstanding Series B Preferred Stock convertible into 75,777,162 shares of common stock, as the effect of their inclusion is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company's actual results may differ materially from the results anticipated in the forward-looking statements. See "Special Note Regarding Forward-Looking Statements" included in the Company's Report on Form 10-K for the year ended December 31, 2000 for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS

         The Company had no operations for the quarter ended March 31, 2001. In the quarter ended March 31, 2001, the Company incurred a net loss of $182,519 or $.06 per share. For that period, general and administrative expenses of $209,603, consisting of professional fees, insurance expense and payroll expenses, were offset by other income of $27,084 related to interest income from notes receivable and short-term cash investments. The Company had no operations and expenses for the period from January 7, 2000 (inception) through March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $16,370 for the quarter ended March 31, 2001. No net cash was used in investing activities and no net cash was provided by financing activities for the quarter ended March 31, 2001. The Company had working capital of $1,139,331 at March 31, 2001.

         As of March 31, 2001, the Company believes that existing cash balances will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least twelve months; provided, however, that any redemption of the Series B Preferred Stock by the Company under the terms of the Certificate of Designations would likely cause the Company's cash and cash equivalent balance to be insufficient to cover its obligations. See "Notes to Condensed Financial Statements (Unaudited) - Footnote 2." In such event, the Company will be required to seek additional capital to finance its operations and growth strategy, which financing could include bank borrowings or the issuance of equity or debt securities. There can be no assurance that the Company will be successful in obtaining sufficient additional funds on terms that it considers acceptable, or at all. Failure to raise sufficient funds would have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to market risk related to changes in interest rates. The Company does not use derivative financial instruments.

PART II. - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Not applicable

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.       OTHER INFORMATION

         Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
         (a)  See Exhibit Index
         (b)  Reports on Form 8-K:
              None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2001

                               SWWT, INC.


                               /s/ Walter A. Carozza
                               -----------------------------------------------
                               Walter A. Carozza
                               Director and Authorized Signatory
                               (Principal Financial Officer)

                                   SWWT, INC.
                                INDEX TO EXHIBITS


EXHIBIT       DESCRIPTION
-------       -----------

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