Form 10-Q
period 2001-06-30
SWWT INC
filed 2001-08-20
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes      [X]               No       [  ]


On August 16, 2001, the registrant had 3,122,254 shares of common stock outstanding.

                                  FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS

                                                                        Page No.

  PART I     FINANCIAL INFORMATION

  Item 1.    Financial Statements (unaudited)

             Condensed Balance Sheets -                                        1
                      December 31, 2000 and June 30, 2001

             Condensed Statements of Operations -
                      Three and six months ended June 30, 2001, three months ended June 30, 2000 and for the period from January 7,
                      2000 (inception) to June 30, 2000                        2

             CondensedStatements  of Cash  Flows - 3 Six  Months  Ended
                      June 30, 2001 and for the period from January 7, 2000 (inception) to June 30, 2000

              Notes to Condensed Financial Statements                          4

  Item 2.    Management's Discussion and Analysis of Financial Condition and   6
                      Results of Operations

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk       8

  PART II     OTHER INFORMATION                                                8

  Item 1.     Legal Proceedings                                                8

  Item 2.     Changes in Securities and Use of Proceeds                        8

  Item 3.     Defaults Upon Senior Securities                                  8

  Item 4.     Submission of Matters to a Vote of Security Holders              8

  Item 5.     Other Information                                                8

  Item 6.     Exhibits and Reports on Form 8-K                                 8

              SIGNATURE                                                        9

PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                    SWWT INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        June 30, 2001        December 31, 2000
                                                                    -----------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                               $  1,511,628        $  1,654,983
Prepaid expenses                                                                   -              95,594
Interest receivable                                                           30,264              18,037
                                                                    -----------------------------------------------
                                                                           1,541,892           1,768,614
         Total Current Assets
Investment                                                                   250,000             250,000
Deferred expenses                                                            116,360
                                                                    -----------------------------------------------
         Total Assets                                                   $  1,908,252        $  2,018,614
                                                                    ===============================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
   Accounts payable and accrued liabilities                             $    694,247        $    446,764

Series B Preferred Stock, $.001 par value; 50,000,000 shares
   authorized, 757,778 shares issued and outstanding                       3,485,955           3,485,955

Stockholders' deficit:
   Common Stock, $.001 par value; 750,000,000 shares authorized,
     3,122,254 shares issued and outstanding                                   3,122               3,122
   Accumulated deficit                                                    (1,864,117)         (1,506,272)
   Notes receivable                                                         (410,955)           (410,955)
                                                                    -----------------------------------------------
Total stockholders' deficit                                               (2,271,950)         (1,914,105)
                                                                    -----------------------------------------------
         Total Liabilities and Stockholders' Deficit                    $  1,908,252        $  2,018,614
                                                                    ===============================================


See accompanying notes to condensed financial statements.


                                    SWWT INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                     Period from
                                                                                                    January 7, 2000
                                                 Three months ended            Six months ended     (inception) to
                                         June 30, 2001       June 30, 2000      June 30, 2001        June 30, 2000
                                         -------------       -------------      -------------        -------------
Operating expenses:
   General and administrative                $  196,984       $   366,052        $    406,587           $   366,052
Total operating expenses                        196,984           366,052             406,587               366,052

Other income:
   Interest income                               21,658            14,829              48,742                14,829
                                         ------------------------------------------------------------------------------
Net loss                                     $ (175,326)      $  (351,223)       $   (357,845)          $  (351,223)
                                         ==============================================================================
Net loss per share - basic and diluted       $    (.05)       $      (.11)       $       (.11)          $      (.11)



See accompanying notes to condensed financial statements.


                                    SWWT INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           January 7, 2000
                                                                   Six Months Ended      (date of inception)
                                                                     June 30, 2001        to June30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                              $   (357,845)         $ (351,223)
   Changes in operating assets and liabilities:
      Interest receivable                                                  (12,227)            (14,829)
      Prepaid expenses                                                      95,594                   -
      Accounts payable and accrued liabilities                             247,483             346,080
                                                                  -------------------- --------------------
Net cash used in operating activities                                      (26,995)            (19,972)
                                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment                                                           -            (300,000)
Deferred expenses in connection with acquisition                          (116,360)                  -
                                                                  -------------------- --------------------
Net cash used in investing activities                                     (116,360)           (300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock                                                 -            2,825,000
Net cash provided by financing activities                                       -            2,825,000
                                                                  -------------------- --------------------
Net increase (decrease) in cash and cash equivalents                      (143,355)          2,505,028
Cash and cash equivalents at beginning of period                         1,654,983                   -
                                                                  -------------------- --------------------
Cash and cash equivalents at end of period                            $  1,511,628        $  2,505,028
                                                                  ==================== ====================


See accompanying notes to condensed financial statements.


                                   SWWT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

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

2.       MERGER WITH E-NEWCO

On April 14, 2000, SWWT and its newly formed, wholly-owned subsidiary, ENWC entered into a merger agreement (the "E-Newco Merger Agreement") with E-Newco, Inc. ("E-Newco"). E-Newco, a holding company, was incorporated in the state of Delaware on January 7, 2000, for the purpose of funding early-stage Internet properties and acquiring existing companies focused on media, music, entertainment, and consumer applications. In accordance with the terms of the E-Newco Merger Agreement, on April 24, 2000, SWWT issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock and E-Newco merged with ENWC (the "E-Newco Merger") and became a wholly-owned subsidiary of SWWT. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock and the receipt by the Company of additional equity financing of at least $15 million. The stockholders approved the increase in authorized common stock by written consent in June 2000. The Company has not obtained additional financing. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as converted basis and possess approximately 96% of the voting power of the Company.

The terms of the Series B Preferred Stock provide that if the Company did not receive additional equity financing of at least $15 million within 180 days of the consummation of the E-Newco Merger (October 21, 2000), the holders of the common stock were entitled to elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at an aggregate redemption price equal to the Company's cash and cash equivalent balance held by the Company on October 21, 2000 (approximately $1.5 million). As a result, the Series B Preferred Stock has been excluded from stockholders' equity.

In November 2000, the Company received an action by written consent signed by the holders of a majority of the outstanding shares of its common stock notifying the Company that such holders elect to exercise the right to cause the Company to redeem the Series B Preferred Stock. The Company is considering the legality of the redemption under applicable law and continues to have discussions with the holders of a majority of the outstanding shares of the common stock regarding the redemption election. At this time, the Company anticipates that the election to redeem the Series B Preferred Stock will be rescinded in connection with the proposed merger with SanVision Technology, Inc. ("SVT"). See "Notes to Condensed Financial Statements (Unaudited) - Footnote 6."

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

4.       RELATED PARTY TRANSACTIONS

Restricted Common Stock

Effective April 8, 2000, the Company issued 110 shares of E-Newco restricted common stock for a purchase price of $410,955 to the Company's CEO in accordance with a Restricted Stock Purchase Agreement. The purchase price was established based on the fair market value at the date of grant. These shares were issued subject to transfer and other restrictions. The restricted stock vests over a three year period. Such shares of E-Newco restricted common stock were exchanged for 83,355 shares of restricted Series B Preferred Stock in the E-Newco Merger. At this time, the Company is negotiating the repurchase of all of the CEO's restricted stock.

Concurrent with the execution of his employment agreement, the Company's CEO issued to the Company a $410,955 promissory note receivable. The note bears interest at a rate of 6% per year and the principal plus interest are due on the earlier of 7 years from the date of the note, termination of employment, or breach of the agreement governing the restricted shares. The proceeds from the note receivable were used to purchase the 110 shares of restricted common stock of E-Newco. The CEO pledged to the Company an interest in the restricted shares of the Company's common stock as security for the promissory note. The Company intends to cancel the promissory note in connection with the proposed repurchase of the CEO's restricted stock.

5.       NET LOSS PER SHARE


                                                                 Period from
                                            Six Months         January 7, 2000        Three months         Three months
                                             Ended             (inception) to             ended               ended
                                           June 30, 2001        June 30, 2000         June 30, 2001       June 30, 2001
                                         ------------------- -------------------- ---------------------- -----------------
Numerator for basic and diluted loss
per share:
   Net loss                                    $  (357,845)        $  (351,223)         $  (175,326)         $  (351,223)
                                         =================== ==================== ====================== =================

Denominator for basic and diluted loss
per share -- weighted average shares
                                                 3,122,254           3,122,254            3,122,254            3,122,254
                                         =================== ==================== ====================== =================

Basic and diluted net loss per share
                                               $     (.11)         $     (.11)       $        (.05)          $     (.11)
                                         =================== ==================== ====================== =================


Diluted loss per share for 2001 and 2000 does not include the effect of options outstanding to purchase 360,000 shares of common stock, a warrant to purchase 79,591 shares of common stock, or shares of outstanding Series B Preferred Stock convertible into 75,777,162 shares of common stock, as the effect of their inclusion is antidilutive.

6.       SUBSEQUENT EVENTS

On July 23, 2001, the Company entered into a merger agreement (the "SVT Merger Agreement") with SVT, an IT solutions company specializing in e-business software and services. The combined company will pursue a strategy of cross-border development, with software developers collaborating between India and the United States on development projects and recruiting initiatives. Under the terms of the SVT Merger Agreement, the combined company will be renamed "SVT, Inc." at a later date.

Under the SVT Merger Agreement, the Company will issue 36,071,064 shares of common stock to the stockholders of SVT in exchange for their shares of SVT. Upon completion of the transactions contemplated by the SVT Merger Agreement, including, without limitation, a two-for-one reverse stock split of the Company's common stock and a change in the conversion ratio applicable to the
Series B preferred stock, the combined company will have outstanding approximately 41,224,073 shares of common stock, on an as converted and fully diluted basis, of which the current stockholders of SVT will own approximately 87.5%. The proposed merger has been approved by the board of directors of each company and the stockholders of SVT. Consummation of the proposed merger is subject to approval by the SWWT stockholders and various other closing conditions.

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

RESULTS OF OPERATIONS

         The Company had no operations for the six months ended June 30, 2001. In the quarter ended June 30, 2001, the Company incurred a net loss of $175,326 or $.05 per share. For the quarter ended June 30, 2001, general and administrative expenses of $196,984, consisting of professional fees, insurance expenses and payroll expenses, were offset by other income of $21,658 related to interest income from the note receivable and short-term cash investments.

         For the six months ended June 30, 2001, the Company incurred a net loss of $357,845 or $.11 per share. General and administrative costs of $406,587 principally related to professional fees, insurance expenses and payroll expenses. Offsetting these costs was other income of $48,742, principally related to interest income from the note receivable and short-term cash investments.

         General and administrative expenses decreased $169,068 or 46% for the three months ended June 30, 2001 as compared to the same period in 2000, due mainly to lower professional fees in 2001.

         General and administrative expenses increased $40,535 or 11% for the six months ended June 30, 2001 as compared to the same period in 2000, due mainly to an increase in insurance expenses in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $26,995 for the six months ended June 30, 2001. Net cash used in investing activities was $116,360 for the six months ended June 30, 2001, which consisted of legal fees relating to the proposed merger with SVT. The Company had working capital of $847,645 at June 30, 2001.

         As of June 30, 2001, the Company believes that existing cash balances will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least twelve months; provided, however, that any redemption of the Series B Preferred Stock by the Company under the terms of the Certificate of Designations would likely cause the Company's cash and cash equivalent balance to be insufficient to cover its obligations. At this time, the Company anticipates that the electing stockholders will rescind their election to redeem the Series B Preferred Stock in connection with the proposed merger with SVT. See "Notes to Condensed Financial Statements (Unaudited) - Footnote 2." If the redemption does occur, the Company will be required to seek additional capital to finance its operations and growth strategy, which financing could include bank borrowings or the issuance of equity or debt securities. In addition, the Company may be required to seek additional capital to supplement its balance sheet in connection with the closing of the proposed merger with SVT. See Item 5. "Other Information." In any such event, there can be no assurance that the Company will be successful in obtaining sufficient additional funds on terms that it considers acceptable, or at all. Failure to raise sufficient funds would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to pursue potential business combination transactions, including consummation of its proposed merger with SVT. See Item 5. "Other Information." No assurances can be made that the Company will be successful in executing its acquisition strategy. The Company intends to utilize cash, equity, debt or a combination thereof to finance its operations and its growth strategy. Although the Company believes that additional capital may be required in connection with the closing of the proposed merger with SVT and any additional future acquisitions, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations, including the Company's capital requirements, its perceived ability to service its debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company, or at all.

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

         Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.       OTHER INFORMATION

         On July 23, 2001, the Company entered into the SVT Merger Agreement with SVT, an IT solutions company specializing in e-business software and services focused on the financial industry. The combined company will pursue a strategy of cross-border development, with software developers collaborating between India and the United States on development projects and recruiting initiatives. Under the terms of the SVT Merger Agreement, the combined company will be renamed "SVT Inc." at a later date. Under the SVT Merger Agreement, SWWT will issue 36,071,064 shares of SWWT common stock to the stockholders of SVT in exchange for their shares of SVT. Upon completion of the transactions contemplated by the SVT Merger Agreement, including, without limitation, a two-for-one reverse stock split of SWWT's common stock and a change in the conversion ratio applicable to the Series B preferred stock, the combined company will have outstanding approximately 41,224,073 shares of common stock, on an as-converted and fully diluted basis, of which the current stockholders of SVT will own approximately 87.5%. The proposed merger has been approved by the board of directors of each company and the stockholders of SVT. Consummation of the proposed merger is subject to approval by the SWWT stockholders and various other closing conditions.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
         (a)  See Exhibit Index
         (b)  Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 17, 2001

                                               SWWT, INC.

                                               /s/ Walter A. Carozza
                                               ---------------------------------
                                               Walter A. Carozza
                                               Director and Authorized Signatory
                                               (Principal Financial Officer)

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