Form 10-Q
period 2001-09-30
SWWT INC
filed 2001-11-19
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

Yes      [X]               No       [  ]


On November 16, 2001, the registrant had 3,122,254 shares of common stock outstanding.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                                                Page No.

        PART I        FINANCIAL INFORMATION

        Item 1.       Financial Statements (unaudited)

                      Condensed Balance Sheets -                                                     1
                               December 31, 2000 and September 30, 2001

                      Condensed Statements of Operations -
                               Three and nine months ended September 30, 2001, three months ended September 30, 2000 and for the period from January 7,
                               2000 (inception) to September 30, 2000                                2

                      Condensed Statements of Cash Flows -                                           3
                               Nine Months Ended September 30, 2001 and for the period from
                               January 7, 2000 (inception) to September 30, 2000

                       Notes to Condensed Financial Statements                                       4

        Item 2.       Management's Discussion and Analysis of Financial Condition and                6
                               Results of Operations

        Item 3.        Quantitative and Qualitative Disclosures About Market Risk                    8

        PART II        OTHER INFORMATION                                                             8

        Item 1.        Legal Proceedings                                                             8

        Item 2.        Changes in Securities and Use of Proceeds                                     8

        Item 3.        Defaults Upon Senior Securities                                               8

        Item 4.        Submission of Matters to a Vote of Security Holders                           8

        Item 5.        Other Information                                                             8

        Item 6.        Exhibits and Reports on Form 8-K                                              8

                       SIGNATURE                                                                     9


PART I. - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                   SWWT, Inc.

                            Condensed Balance Sheets
                                   (Unaudited)


                                                                    September 30, 2001         December 31, 2000
                                                                   -----------------------------------------------
Assets
Current Assets:
Cash and cash equivalents                                                    $1,287,092             $1,654,983
Prepaid expenses                                                                     --                 95,594
Interest receivable                                                              36,479                 18,037
                                                                    -----------------------------------------------
                                                                              1,323,571              1,768,614
         Total Current Assets
Investment                                                                      250,000                250,000
                                                                    -----------------------------------------------
         Total Assets                                                        $1,573,571             $2,018,614
                                                                    ===============================================

Liabilities and stockholders' deficit
Liabilities:
   Accounts payable and accrued liabilities                                    $709,247               $446,764

Series B Preferred Stock, $.001 par value; 50,000,000 shares
   authorized, 757,778 shares issued and outstanding                          3,485,955              3,485,955

Stockholders' deficit:
   Common Stock, $.001 par value; 750,000,000 shares authorized,
     3,122,254 shares issued and outstanding                                      3,122                  3,122
   Accumulated deficit                                                       (2,213,798)           (1,506,272)
   Notes receivable                                                            (410,955)             (410,955)
                                                                    -----------------------------------------------
Total stockholders' deficit                                                  (2,621,631)           (1,914,105)
                                                                    -----------------------------------------------
         Total Liabilities and Stockholders' Deficit                         $1,573,571             $2,018,614
                                                                    ===============================================


See accompanying notes to condensed financial statements.


                                   SWWT, Inc.

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                     Period from
                                                                                                     January 7, 2000
                                                Three months ended            Nine months ended     (inception) to
                                          September 30,      September 30,      September 30,        September 30,
                                          --------------     --------------   ------------------   ------------------
                                               2001              2000                  2001                2000
                                               ----              ----                  ----                ----
Operating expenses:
   General and administrative                 $367,831           $246,408             $774,418             $612,460
Total operating expenses                       367,831            246,408              774,418              612,460

Other income:
   Interest income                              18,150             45,727               66,892               60,556
                                         ------------------------------------------------------------------------------
Net loss                                    $(349,681)         $(200,681)           $(707,526)           $(551,904)
                                         ==============================================================================
Net loss per share - basic and diluted          $(.11)             $(.06)               $(.23)             $  (.17)



See accompanying notes to condensed financial statements.


                                   SWWT, Inc.

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                           January 7, 2000 (date
                                                                    Nine Months Ended        of inception) to
                                                                    September 30, 2001      September 30, 2000
                                                                  ----------------------- ------------------------
Cash flows from operating activities
Net loss                                                               $ (707,526)              $ (551,904)
   Changes in operating assets and liabilities:
      Interest receivable                                                  (18,442)               (11,822)
      Prepaid expenses                                                      95,594               (172,739)
      Accounts payable and accrued liabilities                             262,483                370,500
                                                                  ----------------------- ------------------------
Net cash used in operating activities                                     (367,891)              (365,965)
                                                                          ---------              ---------

Cash flows from investing activities
Purchase of investment                                                           -               (500,000)
Advance paid                                                                     -             (1,000,000)
                                                                  ----------------------- ------------------------
Net cash used in investing activities                                            -             (1,500,000)

Cash flows from financing activities
Proceeds from issuance of stock                                                  -              2,825,000
Proceeds from repayment of note receivable                                       -                500,000
Cash acquired in the SWWT/E-Newco Merger                                         -                740,635
Dividend to pre-Merger stockholders                                              -               (740,635)
                                                                  ----------------------- ------------------------
Net cash provided by financing activities                                        -              3,325,000
                                                                  ----------------------- ------------------------
Net increase (decrease) in cash and cash equivalents                      (367,891)             1,459,035
Cash and cash equivalents at beginning of period                         1,654,983                      -
                                                                  ----------------------- ------------------------
Cash and cash equivalents at end of period                            $  1,287,092           $  1,459,035
                                                                  ======================= ========================


See accompanying notes to condensed financial statements.


                                   SWWT, Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

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

2.       MERGER WITH E-NEWCO

On April 14, 2000, SWWT and its newly formed, wholly-owned subsidiary, ENWC entered into a merger agreement (the "E-Newco Merger Agreement") with E-Newco, Inc. ("E-Newco"). E-Newco, a holding company, was incorporated in the state of Delaware on January 7, 2000, for the purpose of funding early-stage Internet properties and acquiring existing companies focused on media, music, entertainment, and consumer applications. In accordance with the terms of the E-Newco Merger Agreement, on April 24, 2000, SWWT issued 757.772 shares of its newly designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"), to the stockholders of E-Newco in exchange for each share of E-Newco common stock and E-Newco merged with ENWC (the "E-Newco Merger") and became a wholly-owned subsidiary of SWWT. The terms of the Series B Preferred Stock provide for automatic conversion into an aggregate of 75,777,162 shares of common stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock and the receipt by the Company of additional equity financing of at least $15 million. The stockholders approved the increase in authorized common stock by written consent in September 2000. The Company has not obtained additional financing. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as converted basis and possess approximately 96% of the voting power of the Company.

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

5.       NET LOSS PER SHARE


                                                               Period from        Three months
                                                              January 7, 2000          ended
                                          Nine Months Ended  (inception) to      September 30,    Three months ended
                                         September 30, 2001  September 30, 2000        2001         September 30, 2000
                                         ------------------- ------------------- ------------------ -------------------
Numerator for basic and diluted loss
per share:
   Net loss                                  $(707,526)          $(551,904)         $(349,681)          $ (200,681)
                                         =================== =================== ================== ===================

Denominator for basic and diluted loss
per share -- weighted average shares          3,122,254           3,122,254          3,122,254           3,122,254
                                         =================== =================== ================== ===================

Basic and diluted net loss per share            $ (.23)             $ (.17)            $ (.11)             $ (.06)
                                         =================== =================== ================== ===================


Diluted loss per share for 2001 and 2000 does not include the effect of options outstanding to purchase 360,000 shares of common stock, a warrant to purchase 79,591 shares of common stock, or shares of outstanding Series B Preferred Stock convertible into 75,777,162 shares of common stock, as the effect of their inclusion is antidilutive.

6.       SUBSEQUENT EVENTS

On October 24, 2001, the Company entered into an amended and restated merger agreement (the "SVT Merger Agreement") with SVT, an IT solutions company specializing in e-business software and services and E-Newco. Pursuant to the merger (the "SVT Merger"), E-Newco will merge with and into SVT, and SVT will become a wholly-owned subsidiary of the Company. SVT will be merged with and into the Company as soon as practicable after the SVT Merger. The combined company will pursue a strategy of cross-border development, with software developers collaborating between India and the United States on development projects and recruiting initiatives. Under the terms of the SVT Merger Agreement, the combined company will be renamed "SVT Inc." at a later date.

Under the SVT Merger Agreement, the Company will issue 36,071,064 shares of common stock to the stockholders of SVT in exchange for their shares of SVT. Upon completion of the transactions contemplated by the SVT Merger Agreement, including, without limitation, a two-for-one reverse stock split of the Company's common stock and a change in the conversion ratio applicable to the
Series B preferred stock, the combined company will have outstanding approximately 41,224,073 shares of common stock, on an as converted and fully diluted basis, of which the current stockholders of SVT will own approximately 87.5%. The proposed merger has been approved by the board of directors of each company and the stockholders of SVT. Consummation of the proposed merger is subject to approval by the SWWT stockholders of the reverse stock split and the change in the conversion ratio of the Series B preferred stock and various other closing conditions. On October 25, 2001, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (file no. 0-25942) with respect to issues related to the proposed merger with SVT.

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

RESULTS OF OPERATIONS

         The Company had no operations for the nine months ended September 30, 2001. In the quarter ended September 30, 2001, the Company incurred a net loss of $349,681 or $0.11 per share. For the quarter ended September 30, 2001, general and administrative expenses of $367,831, consisting of professional fees, insurance expenses and payroll expenses, were offset by other income of $18,150 related to interest income from the note receivable and short-term cash investments.

         For the nine months ended September 30, 2001, the Company incurred a net loss of $707,526 or $0.23 per share. General and administrative costs of $774,418 principally related to professional fees, insurance expenses and payroll expenses. Offsetting these costs was other income of $66,892, principally related to interest income from the note receivable and short-term cash investments.

         General and administrative expenses increased $121,423 or 49% for the three months ended September 30, 2001, as compared to the same period in 2000, due mainly to higher professional fees in 2001.

         General and administrative expenses increased $161,958 or 26% for the nine months ended September 30, 2001, as compared to the same period in 2000, due mainly to an increase in professional fees in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $367,891 for the nine months ended September 30, 2001. Net cash used in operating activities was $365,965 for the same period in 2000. The Company had working capital of $614,324 at September 30, 2001.

         As of September 30, 2001, the Company believes that existing cash balances will be sufficient to finance the Company's currently anticipated working capital requirements and capital expenditure requirements for at least twelve months; provided, however, that any redemption of the Series B Preferred Stock by the Company under the terms of the Certificate of Designations would likely cause the Company's cash and cash equivalent balance to be insufficient to cover its obligations. At this time, the Company anticipates that the electing stockholders will rescind their election to redeem the Series B Preferred Stock in connection with the proposed merger with SVT. See "Notes to Condensed Financial Statements (Unaudited) - Footnote 2." If the redemption does occur, the Company will be required to seek additional capital to finance its operations and growth strategy, which financing could include bank borrowings or the issuance of equity or debt securities. In addition, the Company may be required to seek additional capital to supplement its balance sheet in connection with the closing of the proposed merger with SVT. See Part II, Item
5. "Other Information." In any such event, there can be no assurance that the Company will be successful in obtaining sufficient additional funds on terms that it considers acceptable, or at all. Failure to raise sufficient funds would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company plans to use its cash to pay ongoing general and administrative expenses, which are anticipated to be minimal, and to pursue potential business combination transactions, including consummation of its proposed merger with SVT. See Part II, Item 5. "Other Information." No assurances can be made that the Company will be successful in executing its acquisition strategy. The Company intends to utilize cash, equity, debt or a combination thereof to finance its operations and its growth strategy. Although the Company believes that additional capital may be required in connection with the closing of the proposed merger with SVT and any additional future acquisitions, the necessity for and the amount and nature of any future borrowings or other financings by the Company will depend on numerous considerations, including the Company's capital requirements, its perceived ability to service its debt and prevailing conditions in the financial markets and the general economy. No assurance can be made that additional capital will be available on terms acceptable to the Company, or at all.

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

         Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.       OTHER INFORMATION

         On October 24, 2001, the Company entered into the SVT Merger Agreement with SVT, an IT solutions company specializing in e-business software and services focused on the financial industry, and E-Newco. Pursuant to the SVT Merger, E-Newco will merge with and into SVT, and SVT will become a wholly-owned subsidiary of the Company. SVT will be merged with and into the Company as soon as practicable after the SVT Merger. The combined company will pursue a strategy of cross-border development, with software developers collaborating between India and the United States on development projects and recruiting initiatives. Under the terms of the SVT Merger Agreement, the combined company will be renamed "SVT Inc." at a later date. Under the SVT Merger Agreement, SWWT will issue 36,071,064 shares of SWWT common stock to the stockholders of SVT in exchange for their shares of SVT. Upon completion of the transactions contemplated by the SVT Merger Agreement, including, without limitation, a two-for-one reverse stock split of SWWT's common stock and a change in the conversion ratio applicable to the Series B Preferred Stock, the combined company will have outstanding approximately 41,224,073 shares of common stock, on an as-converted and fully diluted basis, of which the current stockholders of SVT will own approximately 87.5%. The proposed merger has been approved by the board of directors of each company and the stockholders of SVT. Consummation of the proposed merger is subject to approval by the SWWT stockholders of the reverse stock split and the change in the conversion ratio of the Series B preferred stock and various other closing conditions. On October 25, 2001, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (file no. 0-25942) with respect to issues related to the proposed merger with SVT.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
         (a)  See Exhibit Index.
         (b)  Reports on Form 8-K.

         SWWT has filed the following Current Report on Form 8-K during the quarter ended September 30, 2001:

                  Current Report on Form 8-K filed on July 25, 2001 to report the issuance of a press release announcing it had entered into a merger agreement with San Vision Technology, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 19, 2001

                                   SWWT, INC.


                                                    /s/ Walter A. Carozza
                                                   -----------------------------
                                                   Walter A. Carozza
                                                   Director and Vice President
                                                   (Principal Financial Officer)

                                   SWWT, INC.
                                INDEX TO EXHIBITS


EXHIBIT  DESCRIPTION
-------  -----------

3.1      Amended and Restated Certificate of Incorporation of SWWT, Inc.**

3.2 Certificate of Designations of Series B Preferred Stock, par value $.001 per share, of SWWT, Inc.*

3.3      Amended and Restated By-Laws of SWWT, Inc.**

4.3      Specimen stock certificate**

10.1 Amended and Restated Agreement and Plan of Merger by and between San Vision Technology, Inc., SWWT, Inc. and E-Newco, Inc. dated as of October 24, 2001***


--------------------------------------------------------------------------------

* Incorporated by reference to SWWT, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

** Filed as exhibits to the Company's Definitive Information Statement on Schedule 14C, as filed on July 10, 2000, and are incorporated herein by reference.

***      Filed  as  an  appendix to  the Company's  Proxy Statement  Pursuant to
         Section 14(a), as filed on October 25, 2001, and are incorporated herein by reference.