Form 10-K
period 2001-12-31
SVT INC
filed 2002-04-16
CIK 914271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM          TO
                                         ---------  -----------

                         COMMISSION FILE NUMBER 0-25942

                                   -----------

                                    SVT INC.

             (Exact name of registrant as specified in its charter)



            DELAWARE                                            84-1167603
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                            59 JOHN STREET, 3RD FLOOR
                            NEW YORK, NEW YORK 10038
                    (Address of principal executive offices)

                                 (212) 571-6904
              (Registrant's telephone number, including area code)

                                   -----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.001 per share
                                (Title of class)

                                    ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant on April 5, 2002 (7,189,528 shares), was approximately $29,477,000, based on the closing price of the common stock on the Nasdaq OTC Bulletin Board.

     As of April 12, 2002, 40,725,826 shares of the registrant's common stock were outstanding.

                                   -----------


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K report contains forward-looking statements with respect to the financial condition, results of operations and business of SVT Inc. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include

     o a prolonged continuation or worsening of the recent economic slowdown and its impact on IT budgets,

     o   increasing competition,

     o SVT's inability to get fundings for any major geographic expansions or external growth,

     o   failure to expand across other industry verticals,

     o   loss of key personnel, and

     o loss of major existing clients or decrease of business volume with them.

     Because forward-looking statements are subject to risks and uncertainties, actual results of SVT may differ materially from those expressed or implied in this report. We caution you not to place undue reliance on these statements, which speak only as of the date of this report.

     All future written and oral forward-looking statements attributable to SVT or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. SVT does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                 no.
                                                                                                                ----

Cautionary Statement Regarding Forward-Looking Statements.........................................................3

PART I

   ITEM 1.        Business........................................................................................5
   ITEM 2.        Properties.....................................................................................21
   ITEM 3.        Legal Proceedings..............................................................................21
   ITEM 4.        Submission of Matters to a Vote of Security Holders............................................22

PART II

   ITEM 5.        Market for Registrant's Common Equity and  Related Stockholder Matters.........................22
   ITEM 6.        Selected Financial Data........................................................................23
   ITEM 7.        Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................................27
   ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk.....................................35
   ITEM 8.        Financial Statements and Supplementary Data....................................................36
   ITEM 9.        Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure.......................................................................74

PART III

   ITEM 10.       Directors and Executive Officers of the Registrant.............................................75
   ITEM 11.       Executive Compensation.........................................................................81
   ITEM 12.       Security Ownership of Certain Beneficial Owners  and Management and
                      Related Stockholder Matters................................................................84
   ITEM 13.       Certain Relationships and Related Transactions.................................................88

PART IV
   ITEM 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................89

SIGNATURES ......................................................................................................90
INDEX OF EXHIBITS ...............................................................................................91

                                     PART I

ITEM 1.  BUSINESS.

HISTORICAL BACKGROUND

     SVT Inc. (the "Company" or "SVT"), known until February 1998, as SweetWater, Inc., and thereafter until February 1, 2002, as SWWT, Inc. was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. The Company's principal office is located at 59 John Street, 3rd Floor, New York, New York 10038, and its telephone number is (212) 571-6904.

     Prior to February 1998, the Company (under the name SweetWater, Inc.) was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Company sold substantially all of its assets to Cascade Designs, Inc., a Washington corporation, for $1,633,425 in cash. The Company had no further operating business, and reduced its management and administrative staff to one part-time employee. After completing this sale, the Company pursued potential business combination transactions.

     On April 14, 2000, the Company and its wholly-owned subsidiary, ENWC Acquisition, Inc. entered into a merger agreement with E-Newco, Inc. ("E-Newco"). Under the terms of this agreement, the Company issued 757,778 shares of its series B convertible preferred stock to the stockholders of E-Newco in exchange for their shares of E-Newco common stock. On August 24, 2000, E-Newco merged with ENWC Acquisition Inc. and became a wholly-owned subsidiary of the Company. The series B preferred stock was automatically convertible into an aggregate of 75,777,162 shares of the Company's common stock upon the receipt by the Company of additional equity financing of at least $15 million. The holders of the series B preferred stock voted with the holders of the Company's common stock on an as-converted basis and possessed approximately 95.5% of the outstanding voting power of the Company's stockholders.

     Upon consummation of the transactions contemplated by the E-Newco merger agreement, including payment of a one-time cash dividend to its pre-merger stockholders in the aggregate amount of $740,635, the Company's only significant asset was cash and cash equivalents of approximately $2.5 million.

     During 2000, the Company purchased certain exchangeable promissory notes and warrants of SchoolNet, Inc., an application service provider to school districts, for $500,000. In addition, during 2000 the Company made a $1,000,000 advance to DigaFuel, Inc., an e-commerce solutions provider, in anticipation of making an investment in DigaFuel. DigaFuel subsequently repaid $565,000 of the Company's advance in December 2000. In the fourth quarter of 2000, the Company reduced the carrying value of the SchoolNet investment by $250,000 due to impairment in value resulting primarily from changing market conditions of companies in SchoolNet's industry sector. Also, the Company wrote off the remaining $435,000 balance of the DigaFuel advance in the fourth quarter of 2000 as a result of the Company's assessment of DigaFuel's limited prospects for long term liquidity and the current difficulty encountered by early stage companies in raising additional equity financing.

     The Company has now resumed active business operations as a result of a series of interrelated transactions which resulted in the combination, effective February 1, 2002 (the "Combination"), of the Company and SanVision Technology Inc. ("SanVision"). These transactions consisted of

     o the merger of E-Newco, Inc. with and into SanVision (the "Merger"). At the effective time of the Merger, (1) the separate corporate existence of E-Newco ceased, (2) SanVision remained as the surviving corporation in the Merger and became a wholly-owned subsidiary of the Company, and
         (3) each share of SanVision common stock was converted into a right to receive 0.99228 of a share of the Company's common stock (with the aggregate number of shares of common stock issued to any one person rounded up to the nearest whole number). The terms of the Merger were provided for in detail in the Second Amended and Restated Agreement and Plan of Merger dated as of December 18, 2001, by and among SanVision, the Company and E-Newco (the "Merger Agreement"), which is incorporated by reference as an exhibit to this Form 10-K.

     o amendments to the Company's certificate of incorporation to (1) effect immediately before the Merger a 1-for-2 reverse split of the Company's common stock outstanding before the Merger (the "Reverse Split"), (2) change the Company's name from SWWT, Inc. to SVT Inc., and (3) reduce the total number of shares of capital stock which the Company has the authority to issue, from 800,000,000 shares consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, to 120,000,000 shares consisting of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

     o amendments to the certificate of designations of the Company's series B preferred stock to, among other things, (1) effect immediately before the Merger and the 1-for-2 Reverse Split a change in the conversion ratio of the series B preferred stock into common stock from approximately 1-to-100 to approximately 1-to-10, and (2) provide for the automatic conversion of the series B preferred stock into common stock immediately before the Merger. Each share of series B preferred stock, after giving effect to the Reverse Split and the change in the conversion ratio, was converted into approximately five shares of the Company's common stock immediately before the Merger.

     In the Combination, taking into account the Merger, the Reverse Split, the change in the series B conversion ratio and other transactions contemplated in the Merger Agreement, 36,071,064 shares of SanVision common stock outstanding before the Merger were converted into 35,792,599 shares of Company common stock, which shares represent approximately

87.50% of the sum of the 40,725,826 outstanding shares of common stock after the merger and the 180,000 shares issuable upon exercise of outstanding Company stock options. See Item 11 of this report.

     On March 13, 2002, SanVision was merged into SVT and ceased to exist as a subsidiary of SVT.

BUSINESS OF SVT

     Until the Combination with SanVision, the Company was not conducting any operations and had only one part-time employee. Since the Combination, SVT has owned SanVision and operated its business. As a result, the following is a description of SanVision's business prior to and since the Combination. As used below in this Item 1 only, "SVT" therefore will refer to SanVision prior to the Combination, and to the Company combined with SanVision after the Combination.

     SVT provides Information Technology ("IT") related professional services to businesses. These services enable its clients to combine the scope and efficiencies of the new web-based technologies with their existing business processes, such as managing procurement, selling products and services, providing customer service, conducting supplier transactions and communicating with their employees over the web. SVT offers a broad range of IT services to its clients who desire to outsource any such services or retain outside consultants to supplement their in-house IT initiatives. SVT's application development services include all facets of IT solutions, from writing custom codes for new applications to web enabling existing applications to seamless systems integration. SVT also provides post-production managed services for maintenance of its clients' applications and systems infrastructure, including databases, networks and operating systems administration to help maintain, monitor, support and upgrade complex and high performance systems and applications 24 hours a day, 7 days a week. Currently, SVT focuses on marketing its IT solutions and managed services primarily to large companies in industries that have historically devoted relatively large percentages of their overall operating budgets to information technology, such as the financial services, insurance, media and telecommunications. We believe that SVT offers a number of benefits and differentiated services to its clients, which enables SVT to capitalize on the rapid growth in the IT services industry. In all of SVT client engagements, it applies its methodology and quality assurance process to deliver these services, so as to maintain a high level of quality demanded by major corporations and global institutions that use its services, at a reasonable cost.

     SVT began operation of its current lines of business in October 1997. It currently has approximately 125 employees and approximately 40 independent contractors in the U.S. In addition, there are approximately 20 employees in India as well as five trainees in North America.

     For purposes of Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," we believe that SVT operates in one segment because substantially all of SVT's revenues are attributed to, and substantially all its assets are located in, the United States. In addition, as of December 31, 1999 and 2000, substan-tially all of SVT's long-lived assets were located in the United States. As of December 31, 2001, a total of approximately $3,709,000 of long-lived assets (a substantial portion of which relates to 2001 acquisitions) were recorded in SVT's subsidiary in India.

INDUSTRY INFORMATION

     The following discussion includes data concerning the information technology professional services industry that SVT obtained from material published by International Data Corporation, Software Productivity Research, McKinsey & Company and the Gartner Group. These sources generally indicate that they have obtained information from sources that they believe are reliable, but that they do not guarantee the accuracy and completeness of the information. Although we believe that these industry sources are reliable, it has not independently verified their data. SVT also has not sought the consent of any of these sources to refer to their data in this report as they are in the public domain.

     Worldwide demand for IT services is growing rapidly, and certain segments within the information technology services market are experiencing particularly rapid growth. According to International Data Corporation, an information technology market research firm, the market for web-based IT professional services will grow from $16 billion in 1999 to approximately $99 billion in 2004. Despite recent downward pressure on IT spending, the pace of technological advance has accelerated. In order to remain competitive, companies are increasingly required to adopt emerging technologies, such as e-CRM technologies, e-business and e-commerce applications, data warehousing, supply chain management and middleware / enterprise application integration. These emerging technologies offer the promise of faster, more responsive, lower cost business operations.

     In recent years, the explosive growth of the IT services industry has been achieved mainly by the widespread acceptance of the Internet by businesses. The Internet is one of the fastest growing means of communication, reaching consumers and businesses globally. Companies are increasingly using web-based technologies to improve their core business processes, lower operating costs and acquire new capabilities. Many companies have identified new possibilities to extend and complement their existing products and services. Other companies have adopted the Internet as the primary platform to conduct transactions with their customers, suppliers and business partners. We believe that the Internet represents a revolutionary and powerful technology through which larger businesses will conduct day-to-day operations, eventually replacing to a large extent the current manual processes, such as communication with suppliers and customers by phone, fax and mail. As a result, many senior executives rank their Internet strategy among their highest corporate priorities as new web-based technology is replacing old processes, but is still changing and rapidly developing.

     IT Services Outsourcing Trend

     As the Internet started gaining acceptance for e-commerce, most businesses initially created their web pages as their digital brochures with static product and services information. However, in order to take full advantage of the opportunities presented by the Internet for conducting actual business on the web, merely creating attractive web pages is insufficient. Businesses must use web-based applications that enable them to conduct sophisticated business transactions in real time. However, development, integration and on-going management of such web-based technologies and applications present major challenges and require a large number of highly skilled individuals trained in many diverse, new and developing technologies, which can be inefficient, inflexible and costly. To develop and run effective new web-based applications, enhance and re-engineer the core legacy systems for e-business, larger companies need business strategists, Internet technology experts, creative designers, application developers, systems integrators and application support personnel. Increasingly, therefore, companies turn to solutions providers such as SVT to provide these services, either by outsourcing entire projects, or by retaining outside consulting talents to supplement in-house IT initiatives. These outsourcing needs have generated a substantial demand for professional services vendors and consultants.

     Off-Shore Trend

     Many non-technology companies have made the strategic decision to focus on their core business and reduce their operating cost structures rather than invest in the additional large IT staffs that are necessary to evaluate, implement and manage IT initiatives in a rapidly changing environment. As the global demand for IT services has increased, the number of qualified technical professionals in the U.S. has not kept pace with such demand. As a result, some IT service providers have attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in off-shore software development and has the second largest pool of IT talent after the U.S. According to a study released in December 1999 by McKinsey & Company, Inc. on behalf of India's National Association of Software and Services Companies (or "NASSCOM"), India falls in the "high quality - low-cost" quadrant, whereas most high quality provider countries like Israel, Ireland and Singapore serving the U.S. market carry higher costs; and most of the other low-cost countries like China, Philippines, Hungary and Russia do not provide high quality. Historically, IT service providers have used the off-shore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of off-shore resources for higher value-added services. Such services include providing IT solutions and outsourcing application development, systems integration and maintenance. The Internet allows skilled Indian professionals to provide such services for clients in the U.S. from India.

     The use of off-shore personnel can offer a number of benefits, including faster delivery of new IT solutions, more flexible scheduling and lower costs. Furthermore, according to NASSCOM, India, currently has the second largest English-speaking pool of scientific professionals, second only to the United States. There are a large number of educational institutions, including engineering colleges, technical institutes and polytechnics that annually train over 73,500 computer professionals. In addition, we believe that the quality of technical training in India is among the highest in the world. According to the McKinsey study, overall annual revenues from the Indian information technology software and service industry have grown from $150 million in 1988-1989 to $3.9 billion in 1998-1999 and, assuming that the right policies be put in place, may grow to approximately $87 billion in 2008.

SVT VERTICAL EXPANSION PLAN

     SVT's current business is concentrated in the financial services and insurance industries. This segment of the market was targeted by SVT primarily because it is by far the largest vertical segment in the U.S. The IT services market for financial institutions is estimated by the Gartner Group to remain a significant portion of the entire industry in the foreseeable future. More importantly, major financial institutions have historically been early in adopting new technologies. The industry is dominated by a limited number of global institutions and, during the last decade, technology has been a key driver of competitive advantage among them. Therefore, the same institutions have been early adapters of all major break-through technologies, first to client-server configuration (away from mainframe computing), then ERP systems, networking etc. Now that these older technologies are giving way to web-based technologies, providing web technology services to the financial services industry gives SVT an advantage of lead time on its competitors, who may not be so active in this industry since they may have built their company and clientele around a skill base and expertise in other technologies, or a different vertical segment. As SVT has gained valuable experience with financial clients who are in the leading edge of technology, we intend to use this competitive advantage by expanding into other industries that may be behind the technology curve and are looking to outsource services to vendors who have already designed and implemented IT solutions based on the latest technologies.

     The IT solution vendor marketplace in SVT's industry niche has historically been very fragmented. This is primarily because most large financial institutions have been reluctant to outsource their mission critical systems and have preferred to retain control by owning the "brain trust" and institution-specific systems. Therefore, they have traditionally spread the work among many vendors, some of them smaller public and private companies operating in specialized horizontal niches and many staff augmentation companies. However, having established credibility with global institutions in this vertical, as well as in the media and telecommunication vertical, we believe that SVT can successfully expand its target market both to other verticals and geographically within the same verticals.

COMPETITION

     Historically, SVT has operated in a large but highly fragmented competitive environment, which does not have many leaders. Most of its direct competitors were small to medium sized companies, both public and private, who operated in certain technologies, certain vertical markets, and/or certain geographic areas, but did not provide a full service offering. SVT's goal was to provide end-to-end solutions in the chosen vertical, technology and geographic area to build a niche that is defensible against larger, better capitalized competitors. The pace of consolidation in this segment has increased significantly in the recent years, especially due to the dot-com "melt-down", the recent slow down in the U.S. economy and the slackening demand for IT services. As SVT's business was not focused on dot-com start-ups, unlike many of SVT's competitors, the demise of dot-coms has not materially affected its revenues and profits.

     However, as SVT grew rapidly, it faced a much higher level of competitive pressure, which has and will continue to intensify. Many of SVT's current and potential competitors have longer operating histories and substantially greater financial, marketing, technical and other resources. Some of these competitors have a greater ability to provide services on a national or international basis and may be able to adjust more quickly to changes in customer needs or to devote greater resources to providing Internet professional services. Such competitors may attempt to build their presence in SVT's markets by forming strategic alliances with other competitors or its customers, offering new or improved products and services to SVT's customers or increasing their efforts to gain and retain market share through competitive pricing. Some companies have developed particularly strong reputations in niche service offerings or local markets, which may provide them with a competitive advantage. In addition, there is intense competition for quality technical personnel at the high end, resulting in increased personnel costs for SVT. Such competition may adversely affect SVT's gross profits, margins and results of operations. Furthermore, we believe the barriers to entry into SVT's markets are relatively low, which enables new competitors to offer competing services. Currently, SVT faces competition from the following:

     o Major Indian information technology services companies, such as HCL Technologies, Infosys Technologies Ltd., Satyam Computer Services Limited, Silverline Technologies Ltd., Tata Consultancy Services and Wipro Limited, all of which have significant off-shore capabilities and are well established in the U.S.;

     o U.S. information technology services companies with off-shore capabilities, such as Cognizant Technology Solutions Corp., Complete Business Solutions Inc. and iGate Capital Corporation;

     o Internet professional services and systems integration firms, such as Cambridge Technology Partners Inc., Viant Inc., Scient Inc., Proxicom Inc., and Sapient Corp.;

     o Large international accounting firms and their consulting affiliates, such as Accenture LLP, KPMG, Deloitte and Touche LLP and
         PricewaterhouseCoopers LLP;

     o Outsourcing firms, such as Computer Sciences Corp., Electronic Data Systems Corp., International Business Machines Corp. and Perot Systems Corp.; and

     o   In-house information technology departments.

     We believe that the principal competitive factors in the market for IT services include technical expertise, breadth of service offerings, reputation, financial stability and price. To be competitive, it must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand its sales channels. Any pricing pressure, reduced margins or loss of market share resulting from its failure to compete effectively could materially affect its business.

SVT PRODUCTS AND SERVICES

     SVT offers its clients two broad lines of business for IT services: (1) application development, including migration and maintenance, e-business solutions and post-production maintenance; and (2) managed services, including databases, operating systems and network administration. It has also begun to focus on customer relationship management or CRM services, which enable its clients to manage their customers as key assets more effectively. Generally, on application development and systems integration project engagements, a SVT project team not only designs the application on a customized basis, but also integrates it with the clients' complex proprietary systems and databases. Sometimes these applications also need to be integrated with major third party vendor products, such as IBM server software packages and e-CRM products. SVT undertakes client engagements both on a project management basis, where SVT has complete responsibility for managing the project, and also by providing a team of consultants working under a client's or a third party project manager's supervision.

     On managed services engagements, SVT project teams provide ongoing monitoring, performance reviews, maintenance and technical support for client applications, databases, system infrastructure and networks. For example, SVT is a part of the so-called "Pinnacle Alliance" with Computer Services Corporation, AT&T, Verizon and Accenture LLP, to which JP Morgan has outsourced all managed services for 7 years. In addition, SVT teams help manage high performance websites like www.cablevision.com and provide various web related managed services like firewall, security, database management and technical help desk.

     In the last three fiscal years, application development services accounted for 43.5% (1999), 52% (2000) and 48.2% (2001) of SVT's consolidated revenues, and managed services accounted for 56.5% (1999), 48% (2001) and 51.8% (2001) of SVT's consolidated revenues.

     Many of SVT's projects are executed exclusively on-site at the clients' offices or data centers. Due to the current slowdown in the U.S. economy and the pressure on client IT service budgets, the marketplace has recorded a sharp rise in the demand for lower cost off-shore services, notably for services performed in India. As most of SVT's projects require continuous management of deliverables and user interface, it is unlikely that they could be efficiently executed entirely off-shore without any on-site presence. Therefore, SVT has developed methodologies and processes for flexible on-site/off-shore delivery capabilities, by engaging a "virtual" project team located at various locations both in the U.S. and India, which it intends to increasingly use in its projects, allowing it to access highly skilled, relatively low cost information technology professionals in India and to integrate their work on a client project either on their site or at SVT facilities in the U.S. We believe that this methodology reduces project cost for clients without sacrificing quality of execution.

     One example of how SVT distinguishes itself from similar IT service firms is SVT's flagship product e-Framework. This is a complete framework and architecture for rapid e-business application development, originally developed by SVT for the financial services industry, and can be customized for various industries and product lines by building "modules" to serve specific purposes. This can not only significantly reduce developmental time (and hence costs), but also shortens the learning curve since the application does not need to be built from scratch. Two such modules have already been developed, one for an insurance line of business and one for an investment banking product, and several other modules are under development. As these modules are completed, each becomes a complete and separate specific product, for example for property & casualty insurance or fixed income securities etc., which can be licensed separately. However, SVT being an IT services company, it has neither applied for a patent for this product, nor yet attempted to collect a license fee from clients. Rather, SVT uses it to its advantage while competing with major competitors, like "Big 5" accounting firms, to win application development project assignments. In addition, SVT has developed several developmental tools, methodologies and processes that it uses to deliver the projects successfully on time and on or below budget. These tools cut down either on development time, increase flexibility or reduce complexity of e-business or other web related application development.

SVT'S COMPETITIVE ADVANTAGE

     We believe that SVT offers a number of benefits and differentiated services to its clients, which enables it to capitalize on the rapid growth in the information technology services industry:

     A broad range of information technology services offering

     Increased demand for IT professional services has attracted many firms to this market. We believe that only a few firms provide a comprehensive set of offerings that are required by larger clients. For example, many traditional IT service providers do not have the skills required to create interesting web-based content and provide a favorable user-experience. Advertising and design firms typically lack the technical expertise and integration skills necessary to deliver sophisticated software applications that are required to run increasingly complex business transactions. Most application development firms and systems integrators do not typically provide a comprehensive range of post-production managed services. SVT can provide a comprehensive suite of service offerings delivering the entire end-to-end solution from design to implementation to integration to maintenance.

     Proven scalable processes with leading methodologies, architecture, developmental tools/products

     SVT's proven processes, methodologies and quality assurance, which it uses against major competitors who enjoy a more established reputation and brand-name recognition, have been successful with global multinational clients in the financial services industry, such as AIG, Citigroup and JP Morgan. For example, SVT has successfully used its architecture, products such as e-Framework (see "SVT Products and Services" above) and developmental tools to win projects bidding against major competitors.

     Highly skilled, relatively low cost information technology professionals

     SVT's value proposition is that it can deliver comparable quality as its major brand name competitors at a significantly lower cost. By virtue of having global recruitment capability and importing foreign talent from India, Sri Lanka, Russia, Eastern Europe and Israel, under the H1-B visa category, SVT is capable of providing very high quality service with relatively low-cost professionals, even for projects done on-site at client location. The U.S. marketplace prices foreign software engineers temporarily in the U.S. on H1-B visa status significantly lower than American engineers with comparable skills and experience.

     SVT's off-shore delivery capability and methodology

     SVT has developed a virtual project management methodology whereby it is able to effectively manage professional teams in geographically disperse areas, such as various client sites, and SVT's off-shore development teams in India that can provide 24- hour a day development and technical support (due to the time difference) without sacrificing quality or performance. SVT's Indian recruitment and training facility provides access to a very deep talent pool at a much lower cost. Average annual wages in India have historically been approximately 15-20% of that of their U.S. counterparts. This enables SVT to deliver the same quality of execution as on-site projects at a significantly lower cost.

     SVT's in-house training facilities

     SVT is committed to in-house training facilities in India and in the U.S. that allow the employees to learn their specialized technical skills in-depth, with the focus being on practical, hands-on training on live systems and latest software actually used by clients. SVT's focus on continuous training not only increase SVT's cost effectiveness vis-a-vis competitors since clients are willing to pay more for similarly skilled and trained consultants, but also provides it with a competitive advantage in recruiting and retaining information technology professionals who wish to work on state-of- the-art technology.

     SVT's client engagement methodology

     SVT has a number of executive consultants who are not only adept in technology but, in addition to their role as project manager or technical lead, also perform the duties of a client relationship manager. Therefore, by gaining client confidence with ideas that help the business, such as automating certain processes that result in cost savings or improved efficiency, they are often able to generate new projects for SVT.

     SVT's industry-specific knowledge and experience

     SVT has developed extensive knowledge and experience in the insurance, banking, media and telecommunications industries, which reduces SVT's learning curve on new engagements in these industries, and allows it to accurately define and deliver tailored solutions that effectively address the challenges that its clients face.

BUSINESS STRATEGY

     SVT's goal is to be a leading global provider of information technology services. We intend to achieve this goal through business strategies which emphasize

     o   expanding SVT's services offerings geographically,

     o   expanding its target market vertically,

     o   building "brand equity" and market recognition,

     o attracting and retaining outstanding professionals, especially in the high-end,

     o   developing and enhancing partner relationships with clients,

     o   broadening industry knowledge and technology offering,

     o   pursuing and developing strategic relationships, and

     o   supplementing organic growth by external acquisitions.

     Specifically, it is pursuing the following strategies to achieve this objective:

     Geographic Expansion

     Since inception, SVT has sought and developed clients and relationships almost exclusively in the Wall Street community in the downtown Manhattan area, where many of the global financial institutions have their IT operations located. However, having established credibility with these institutions, SVT is seeking geographic expansion, both to other large institutions located elsewhere in the U.S. and Europe, as well as to other locations of the same institutions where client relationships already exist. We believe that our track record established with major clients like AIG, JP Morgan, Deutsche Bank, Merrill Lynch and Citigroup will be helpful, but we are also aware that SVT has grown so far without a sales force and minimal expenditure on infrastructure, and this strategy will require an increased level of expenditure in sales and marketing efforts as well as a higher level of fixed costs that may be required for opening sales offices around the U.S. and Europe.

     Expanding Target Market

     While SVT has developed considerable vertical industry experience in the financial services industry, particularly in insurance and investment banking, and to a lesser extent in media and telecommunication, many of the web-based technologies that SVT specializes in are applicable to other industries, such as transportation, automotive, industrial and retail. In particular, SVT's managed services and technical support offerings are industry neutral and are just as equally applicable to any medium to large organization. Therefore, we believe that SVT's target market should be much broader to encompass various other industries, as long as they meet the "need for service" criteria in terms of size, outsourcing philosophy and IT services budgets.

     Building Brand Equity

     Management plans to establish and build recognition of the SVT brand name through an aggressive marketing strategy, which will emphasize its value proposition, client roster, full range of services, industry expertise, broad knowledge of business processes, off-shore capability and its global delivery model. To this end, we believe that SVT's advisors and its new board members will be very helpful.

     Attracting and Retaining Outstanding Professionals

     SVT's rapid growth in the past has been materially influenced by its executive consultants which constitute about 10% of its workforce. These executive consultants are outstanding professionals who not only understand technology and business processes, but also perform client relationship management functions, which often leads to generation of new business with the existing clients. SVT treats them as business partners and compensates them by means of profit sharing bonuses for new business. To continue to fuel future growth in business, SVT needs to attract and retain more executive consultants of their caliber since SVT's ability to build meaningful competitive advantages is dependent on its ability to attract and retain highly skilled, dedicated and experienced professionals like them.

     Client Partnerships

     SVT seeks to establish close and long term relationships with its clients. To the extent its clients are global institutions with massive IT related spending budgets, we believe that SVT, by partnering with its existing client base, could deepen existing relationships and gain additional business in the future. For example, SVT partnered with a large client which had cancelled building a critical application when 80% of the first phase was completed, due to a reduction of their IT budgets this year. SVT completed the remaining portion of this phase of the project at its own expense and allowed the client to put it in production so that the future phases of the project would be awarded to SVT, as and when such budget is approved. We believe that partnering with similar major institutions, especially where SVT is currently a vendor of insignificant size, could lead to becoming one of their primary vendors.

     Broadening Industry Knowledge and Technology Offering

     SVT is targeting other industries to gain business knowledge and expertise to complement what it has done for the financial services industry. SVT's strategy in this respect is to begin a partnership with one major client in the industry and develop its knowledge base of the industry, technology preference and business processes and practices, as it has learned about the insurance industry by partnering with AIG. It is also investing in learning more about the latest technologies that are gaining widespread acceptance, such as the newer e-CRM software and applications and is closely following technology marketplace trends.

     Strategic Relationships

     We intend to develop strategic relationships with major technology providers and complementary service providers and explore joint marketing opportunities with strategic partners. On the technology side, currently SVT is a Microsoft Certified Solution Provider and has been certified by Sun Professional Services as a preferred provider. On the managed services business, SVT has established a strategic relationship with Globix Inc. for hosting and co-locating client hardware as well as Data Access Inc. for other data center services that are complementary to SVT's services, so that it can provide comprehensive outsourcing of managed services. SVT intends to establish similar relationships with other providers, such as e-CRM and web-based EDI software companies, who have already been successful in establishing themselves in the marketplace.

     External Growth

     SVT's business plan includes an aggressive strategy of acquiring other companies in similar or complementary business. While remaining opportunistic in terms of availability and price, the ideal candidates from SVT's perspective are companies with successful track record, major client base and sound management, so that synergies can be achieved and the growth potential realized without having to run the day-to-day operations of the acquired companies, which may strain SVT's senior management. SVT is aware that it will need to raise substantial additional capital to implement this strategy of aggressive external growth.

SALES AND MARKETING

     To date, SVT has generated significant growth in revenues without an organized sales force. Historically, client engagements and, consequently, revenues were created primarily by the efforts of Sanjay Sethi, SVT's chief executive officer, and other senior technology professionals within SVT who were managing existing client relationships. SVT has a number of executive consultants who are not only adept in technology but, in addition to their role as project manager or technical lead, also perform the duties of a client relationship manager. Therefore, by gaining client confidence with ideas that help the business, such as automating certain processes that result in cost savings or improved efficiency, they are often able to generate new projects for SVT during or upon completion of their current engagement. In addition, new business has also been generated from customer referrals within the industry and introductions made by the diverse network of contacts of SVT management. These efforts have allowed SVT to grow until now without a large full-time sales team. Currently, SVT has a national sales manager and three sales support personnel.

     However, as SVT seeks to expand its business out of the New York area to other parts of the U.S. and Western Europe (see "Business Strategy" above), as well as to other industry segments, a more formal sales and marketing infrastructure will need to be organized in order to promote SVT's value-added services and competitive advantages. Additionally, as a result of the Combination of SanVision and the Company and the expansion of the Company's board of directors, we expect to have more extensive resources and network to leverage in gaining access to senior decision makers at prospective clients who might have a need for SVT's services.

     One of SVT's objectives in its sales and marketing efforts is to build "brand equity" since we believe that SVT can provide the same quality of IT services as its global competitors who enjoy a much more established reputation and brand name recognition in the marketplace. SVT has a value proposition for potential clients as it can provide such services at a significantly reduced cost (see "SVT's Competitive Advantage" above). Therefore, the task of SVT's sales and marketing team is to emphasize the following major benefits to prospective clients:

     o   a broad range of service offering providing end-to-end solutions,

     o proven, scalable methodologies, processes, technology architecture, products and developmental tools,

     o off-shore/on-site project management capability with virtual project teams in geographically disperse locations, which reduces cost without sacrificing quality of execution,

     o blue chip client list and history of partnership with clients to deliver projects on time and on or under budget, and

     o capability of globally recruiting high quality technology professionals and training them extensively on latest technologies.

SVT'S APPLICATION DEVELOPMENT METHODOLOGY

     Generally, in application development engagements, SVT follows the following methodology outlined in the steps below with a view to providing an end-to-end solution to the client. This involves understanding client business objectives, current business processes and practices, advising on the technical strategy for project execution, designing, coding, quality assurance, testing and debugging, deployment in production systems, as well as ongoing maintenance, upgrading and technical support:

     Business Objectives

     In this phase, SVT identifies overall business objectives, assesses current business practices and processes, and analyzes automation opportunities for improvement of efficiency and/or cost reduction. SVT business analysts work with users and managers to define the relevant criteria to automate and improve their business processes and eventually come up with a business requirement document, which is signed off by the client as well as the project manager in charge of the project execution, to serve as the blue-print of the project.

     Design Phase

     In this phase, SVT consultants define the technical requirements and scope for a specific project, evaluate existing systems infrastructure and recommend appropriate technology architecture. Based on the client's objectives and input, SVT design professionals produce a very detailed technical design that is both scalable and flexible, using appropriate technology architecture, hardware, relevant server based software packages, developmental tools and methodologies. The SVT project team also carefully creates a plan to deploy the application, development objectives and testing criteria.

     Implementation

     In this phase, SVT software engineers and programmers write custom codes, interfaces with software packages, use various developmental tools, build and deploy the application through incremental releases. The project team tests each release to ensure proper functionality, performance, scalability, flexibility, adherence to the technical design and reliability.

     Quality Assurance

     At every incremental release, the application goes through rigorous quality assurance to ensure that it performs well under various live systems conditions. Any deficiencies, malfunctions or failures under stress are flagged back to the project team to debug, correct and modify until it meets the rigorous quality assurance criteria.

     Production Phase

     This final phase coincides with the end of the application development phase and the application goes into live production. Generally, a smaller SVT production management and support team continues to provide technical support for the users, monitoring performance, reviewing and fixing integration problems with client system infrastructure changes and upgrades, and run the help desk.

MAJOR CLIENTS AND SAMPLE PROJECTS

     SVT currently has a limited number of clients with high concentration among its top five clients. During the year ended December 31, 2001, the top five clients were AIG, CSC, CableVision, World Wrestling Federation and Salomon Smith Barney (Citigroup), accounting for approximately 38.22%, 25.47%, 5.23%, 4.55% and 4.49% of SVT's revenues, respectively, or approximately 77.96% in the aggregate. We expect that a small number of clients will continue to account for a substantial portion of SVT's revenue for the foreseeable future.

     The following are representative samples of projects SVT has either completed or is continuing to work on for these and other clients:

     AIG

     We are involved in several critical projects with AIG, one of the world's largest insurance companies in terms of market capitalization and revenue.

     Flagship Internet Underwriting Application and Architecture

     Senior management at AIG understands the potential of the Internet technology. To help bring about an on-line transformation of their business processes and execution, eWriter was its first and most important online underwriting application. The technology architecture and process that eWriter is built on is now being adopted by some other business and technology units.

     Internet Surety Bond Underwriting Engine

     The surety bond market is one of the largest and most liquid in the world. AIG is a major participant in this market, underwriting surety of dams, bridges and major infrastructure project around the globe. SVT consultants are building a state of the art Internet application that will allow AIG underwriters and brokers to quote and bind new surety business from various parts of the world.

     CSC/JP Morgan Chase

     As subcontractor of CSC, SVT has provided at JP Morgan Chase state of the art engineering in the disciplines of Internet and Intranet infrastructure management. Our consultants and project managers help manage several high performance systems, such as foreign exchange, emerging markets, fixed income and commodities trading desks and Intranet servers.

     CableVision

     Long Island-based CableVision is one of the most innovative and aggressive cable operators in the country. SVT is helping CableVision build and maintain some of the most creative Internet applications in the world of media and cable.

     World Wrestling Federation

     The World Wrestling Federation is a global entertainment multi-media company. SVT provides application development services for its corporate systems as well as managed services in support of its data center, the 24 hours a day 7 days a week monitoring system and its help desk.

     Salomon Smith Barney (Citigroup)

     One of the largest financial institutions of the world, Citigroup's Salomon Smith Barney unit retained SVT to design and build a prototype system that would track, monitor and generate custom reports manipulating massive amounts of data from existing corporate databases as well as various live feeds in real time. SVT is using a web based architecture, methodology and developmental tools that could be extended to various other areas of Salomon Smith Barney after successful completion of this prototype project.

     Deutsche Bank

     This largest German financial institution is now among the largest in the world after its acquisition of BT Alex Brown. SVT consultants build and help manage the complex and real-time environment of the main equities trading floor.

     Merrill Lynch

     SVT consultants help manage the heterogeneous network of Intranet servers and applications for one of the largest foreign exchange trading operations in the world. We have consultants working at Merrill Lynch actively engaged in making sure that the high performance floor trading system performs smoothly on a daily basis without any down time.

     Lucent Technologies (IBM Global Services)

     Lucent Technologies owns one of the largest global computer networks. SVT, alongside IBM GS, helps operate and support this global network of some of the world's most powerful and mission critical computers. Every voice and data call made through Lucent's network goes through one of the networked computers managed by SVT employees.

INTELLECTUAL PROPERTY RIGHTS

     Substantial litigation regarding intellectual property rights exists in the software industry. SVT licenses software from, and develops software applications for, various third parties. Although we believe that SVT's services do not infringe upon the intellectual property rights of third parties, we cannot assure you that such a claim will not be asserted against SVT in the future by third parties from whom it has licensed software or by other third parties who allege misappropriation of their products and processes. SanVision expects that the risk of infringement claims against it and its clients will increase if more of its competitors are able to obtain patents for software products and processes.

     Further, a portion of SVT's business involves the development of software for clients. Ownership of client-specific software is generally retained by the client. We cannot assure you that SVT's clients or assignees will not assert intellectual property claims against it and that disputes will not arise that will affect its ability to resell or reuse these applications. SVT typically indemnifies its clients against third party intellectual property claims for the services performed. Assertion of claims against SVT or its clients could result in litigation, and SVT may not prevail in the litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms. Any of these claims, regardless of their outcome, could harm SanVision's reputation, damage its relationships with clients, result in substantial costs to SanVision or divert management's attention from its operations and could adversely affect its business, results of operations and financial condition.

ITEM 2.  PROPERTIES.

     As noted in Item 1 above, many of SVT's projects are executed exclusively on-site at the clients' offices or data centers.

     SVT is headquartered at 59 John Street in New York City in approximately 5,000 square feet of leased space. It also has leased office space in South Amboy, New Jersey, and a residential unit in Jersey City, New Jersey, which is used to temporarily house SVT employees coming to the U.S. from abroad. In addition, SVT leased software development and training facility in New Delhi, India, as well as small recruitment facilities in Calcutta and Madras, India, and Colombo, Sri Lanka.

ITEM 3.  LEGAL PROCEEDINGS.

     In November 2000, DSQ Europe plc, an IT services company incorporated in the U.K. and an affiliate of the India-based DSQ Group ("DSQ"), approached SanVision with a proposal that they acquire SanVision and a number of other companies with a view to completing an initial public offering in the London Main Exchange for the merged entity. SanVision demanded and received a good faith deposit of $1 million in escrow with the law firm of Pepper Hamilton LLP as the escrow agent, as documented by an escrow agreement. DSQ failed to produce any definitive acquisition agreement by the December 15, 2000 deadline, as required by the escrow agreement. When the escrow agent served a notice to release the funds to SanVision, DSQ sued the escrow agent and SanVision in New Jersey Federal Court to recover the escrow funds. SanVision countersued and DSQ subsequently asked for a summary judgment in its favor. The litigation was settled in February 2002. DSQ agreed to pay to SVT a total amount of $262,155, of which $200,000 is payable in cash and the balance will be satisfied by releasing SVT of payment obligations in the amount of $62,155. The SanVision/SWWT Merger Agreement provides that the Company will pay this $200,000 to Sanjay Sethi, the Chief Executive Officer of the Company.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of fiscal 2001 to a vote of the Company's securityholders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Trading in the shares of the Company's common stock has been sporadic and in small volumes since its initial public offering in January 1994. The common stock traded in the over-the-counter market under the symbol "SWWT" from May 1997 until February 6, 2002, and since then has been trading under the symbol "SVTV." We cannot predict that an established public trading market will develop or be sustained. The following table sets forth, for the calendar quarters indicated, the range of high and low bid quotations for the common stock since January 1, 2000, as reported by dealers appearing as market makers on the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:

                                                     COMMON STOCK
                                                --------------------
       CALENDAR QUARTER                          HIGH          LOW
       ----------------                          ----          ---

       2000
       First quarter.....................       $6.7500     $0.7813
       Second quarter....................        6.8750      2.7500
       Third quarter.....................        4.8750      3.0000
       Fourth quarter....................        3.1250      0.6250

       2001
       First quarter ....................        3.1563      0.7500
       Second quarter ...................        2.5500      1.3750
       Third quarter.....................        3.1500      1.5500
       Fourth quarter ...................        3.5500      1.6000

     The dollar amounts in this table do not reflect the 1-for-2 Reverse Split effective February 1, 2002. See Item 1 of this report under the caption "Historical Background."

     In May 2000, in connection with the merger of the Company's subsidiary ENWC Acquisition, Inc. with and into E-Newco, Inc., the Company paid a one-time cash dividend to its pre-E-Newco merger stockholders aggregating $740,635. This dividend payment consisted of the cash on the Company's balance sheet immediately prior to the consummation of the E-Newco merger, less expenses related to the merger and the settlement of certain claims.

     We do not anticipate that the Company will pay dividends in the foreseeable future.

     As of April 1, 2002, there were 145 holders of record of common stock, as shown on the records of the Company's transfer agent.

     As noted in Item 1 of this report, effective February 1, 2002, pursuant to the Merger Agreement, the Company issued to the seven stockholders of SanVision 35,792,599 shares of the Company's common stock in exchange for 36,071,064 shares of SanVision common stock. The issuance of these shares was not registered under the Securities Act of 1933 in reliance upon the exemption provided for in Section 4(2) of the Act for transactions by an issuer not involving any public offering.

     Also effective February 1, 2002, the 674,423 shares of the Company's series B preferred stock outstanding on that date were automatically converted into 6,744,177 shares of common stock, which were not registered under the Securities Act of 1933 in reliance upon both (1) the exemption provided for in Section 4(2) of the Act, and (2) the exemption provided for in Section 3(a)(9) of the Act for any security exchanged by the issuer with its existing security holders exclusively.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED FINANCIAL DATA OF SANVISION

     The following table contains certain selected consolidated financial data of SanVision prior to the Combination and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data as of December 31, 2000 and 2001 have been derived from the consolidated financial statements of SanVision which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included in Item 8 of this report. The consolidated statement of operations data for the year ended December 31, 1998 and the consolidated balance sheet data as of December 31, 1999, were derived from the consolidated financial statements of SanVision which were audited by Arthur Andersen LLP, independent public accountants, as indicated in their report not included in this report. The consolidated statement of operations data for the year ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 and 1998 were derived from unaudited financial statements. The unaudited financial statements include all adjustments, consisting only of normal adjustments, that SanVision considers necessary for a fair presentation of the financial position and results of operation for such period. This data should be read in conjunction with SanVision's consolidated financial statements and notes thereto and "SanVision Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

                                                                      YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------
                                            1997              1998              1999               2000              2001
                                            ----              ----              ----               ----              ----
STATEMENTS OF
   OPERATIONS DATA:
Revenues............................     $1,386,462        $4,689,678        $15,104,788       $26,394,191       $23,983,485
Cost of revenues....................      1,032,824         4,155,022         11,735,407        19,266,748        17,643,151
                                         ----------        ----------        -----------       -----------       -----------
Gross profit........................        353,638           534,656          3,369,381         7,127,443         6,340,334
Operating expenses:
   General and
      administrative................        270,648           468,185          1,795,526         3,099,730         3,658,506
                                         ----------        ----------        -----------       -----------       -----------
   Operating income.................         82,990            66,471          1,573,855         4,027,713         2,681,828
Interest expense, net...............             --                --                 --             4,803            38,818
                                         ----------        ----------        -----------       -----------       -----------
   Income before
      income taxes..................         82,990            66,471          1,573,855         4,022,910         2,643,010
Income taxes........................         77,397            63,662            833,613         1,842,935         1,224,379
                                         ----------        ----------        -----------       -----------       -----------
Net income .........................       $  5,593          $  2,809          $ 740,242        $2,179,975        $1,418,631
                                         ==========        ==========        ===========       ===========       ===========
Earnings per share
   (basic and diluted)..............         $   --           $    --           $   0.02          $   0.07          $   0.05
                                         ==========        ==========        ===========       ===========       ===========
Weighted average
   number of shares
   outstanding......................     29,887,454        29,887,454         29,887,454        29,887,454        29,887,454
                                         ==========        ==========        ===========       ===========       ===========


BALANCE SHEET DATA (AT END OF YEAR):
Current assets......................       $322,919        $1,384,689         $5,898,599        $9,238,662       $ 7,010,832
Current liabilities.................        255,729         1,470,412          5,303,908         4,437,345         3,968,789
Working capital.....................         67,190           (85,723)           594,691         4,801,317         3,042,043
Total assets........................        357,138         1,460,937          6,006,904         9,423,332        10,875,289
Long term debt, excluding
   current portion..................              -                 -               -                 -                 -
Stockholders' equity
   (deficit)........................         15,544           (46,929)           693,313         3,621,949         4,856,079

                         SELECTED FINANCIAL DATA OF SWWT

     The following table contains selected financial data of SWWT and is qualified by the more detailed financial statements and notes thereto included elsewhere in this report. The statement of operations data for the period from January 7, 2000 (inception) through December 31, 2000, and the balance sheet data as of December 31, 2000, have been derived from the financial statements of SWWT which were audited by Ernst & Young LLP, independent public accountants, as indicated in their report included in Item 8 of this report. The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2001 have been derived from the financial statements of SWWT which were audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included in Item 8 of this report. The financial data set forth below should be read in conjunction with SWWT's financial information and "SWWT Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

                                                         PERIOD FROM
                                                       JANUARY 7, 2000
STATEMENTS OF                                           (INCEPTION) TO             YEAR ENDED
   OPERATIONS DATA:                                   DECEMBER 31, 2000        DECEMBER 31, 2001
                                                      -----------------        -----------------
OPERATING EXPENSES                                          $1,589,605                $1,170,836
Interest income .................................               86,455                    78,703
                                                           -----------               -----------
Net loss ........................................          $(1,503,150)              $(1,092,133)
                                                           ===========               ===========
Net loss per common share -
     basic and diluted...........................              ($0.96)                   ($0.70)
                                                           ===========               ===========
Weighted average common
     shares outstanding..........................            1,561,127                 1,561,127
                                                           ===========               ===========


                                                                   DECEMBER 31,
                                                         -----------------------------------
                                                            2000                    2001
                                                         ----------               ----------
BALANCE SHEET DATA (AT END OF YEAR):
Current assets..................................         $1,768,614               $1,080,880
Current liabilities.............................            446,764                  851,163
Working capital.................................          1,321,850                  229,717
Total assets....................................          2,018,614                1,330,880
Redeemable preferred stock......................          3,485,955                3,485,955
Accumulated deficit.............................         (1,506,272)              (2,598,405)
Stockholders' deficit...........................         (1,914,105)              (3,006,238)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      SANVISION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CURRENT BUSINESS ENVIRONMENT

     The IT services industry has been impacted by the Internet related downturn starting in early 2000. However, SanVision strictly adhered to its target market focus and avoided marketing its services to high-risk "dot-com" start-up businesses, which enabled SanVision to avoid significant deterioration in its business. By contrast, major competitors of SanVision, such as Scient, U.S. Web and iXL declined as a result of this negative exposure.

     However, the overall slowdown in the U.S. economy during 2001 had a major impact on the demand for IT services in general, not only in terms of intense and increasing competition among vendors, but also drastic budget cutting measures initiated by major corporate customers, which have cancelled or deferred many IT initiatives until the economy improves. In fact, the trend in the marketplace now is to fund only mission critical IT projects and services and to defer or cancel all other initiatives. Another major current trend among customers is to terminate higher priced non-employee consultants and either replace them with new employees or absorb the consultants into permanent positions to reduce costs.

     SanVision also lost some business in 2001, mainly from AIG, its largest customer, which decided not to renew contracts for some of the consultants after the expiration of their contract term or completion of their projects. In some cases, AIG also cancelled projects in midstream and laid off entire project teams, writing off large amounts of investment.

     SanVision was able to withstand the pressure and avoid any major decline in revenue during 2001 primarily by focusing on new business development. Specifically, cutbacks from two major clients, AIG and CableVision, were roughly offset by the revenue generated from three new clients, the Salomon Smith Barney unit of Citigroup, the World Wrestling Federation and Velocity Express.

     Going forward, management believes that the pressure on IT budgets will continue at least through the third quarter of 2002, if not longer. It is likely that more IT services work, including existing and new application development projects, will continue to be shifted offshore, primarily to India. Therefore, SVT will continue its emphasis on new business development and will revamp its off-shore capability.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of SanVision are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies which we believe are the most crucial to aid in fully understanding and evaluating SanVision's reported financial results include the following:

     Revenue Recognition

     Historically, SanVision's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. During 2001, SanVision entered into two contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts. While our estimates of the total costs to be incurred have historically been within our expectations, any significant increase in the expected total costs to be incurred on our fixed fee contracts could have a material adverse impact on our operating results for the period or periods in which the revised estimates arise.

     Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

     Goodwill and Intangible Assets

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations and that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles determined to have an indefinite life are no longer to be amortized but are to be tested for impairment at least annually. We have applied SFAS No. 141 in our preliminary allocation of the purchase price of the two acquisitions completed late in 2001. Accordingly, we identified and allocated a value to intangible assets totaling $1,852,888 related to customer contracts and acquired technology. The valuation of these intangible assets required us to use our judgment and is based on information available as of this time. We also recorded goodwill related to the two acquisitions completed late in 2001 of $1,061,056. The annual impairment testing required by SFAS No. 142 will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

RESULTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                         1999             2000             2001
                                                    -------------    -------------    -------------
Revenues ......................................     $  15,104,788    $  26,394,191    $  23,983,485
Cost of revenues ..............................        11,735,407       19,266,748       17,643,151
                                                    -------------    -------------    -------------
Gross profit ..................................         3,369,381        7,127,443        6,340,334
Operating expenses:
    General and administrative ................         1,795,526        3,099,730        3,658,506
                                                    -------------    -------------    -------------
      Operating income ........................         1,573,855        4,027,713        2,681,828
Interest expense, net .........................              --              4,803           38,818
                                                    -------------    -------------    -------------
      Income before income taxes ..............         1,573,855        4,022,910        2,643,010
Income taxes ..................................           833,613        1,842,935        1,224,379
                                                    -------------    -------------    -------------
Net income ....................................     $     740,242    $   2,179,975    $   1,418,631
                                                    =============    =============    =============

Revenues ......................................            100.0%           100.0%           100.0%
Cost of revenues ..............................             77.7%            73.0%            73.6%
                                                    -------------    -------------    -------------
Gross profit ..................................             22.3%            27.0%            26.4%
Operating expenses:
    General and administrative ................             11.9%            11.7%            15.2%
                                                    -------------    -------------    -------------
      Operating income ........................             10.4%            15.3%            11.2%
Interest expense, net .........................              0.0%             0.0%             0.2%
                                                    -------------    -------------    -------------
    Income before income taxes ................             10.4%            15.2%            11.0%
Income taxes ..................................              5.5%             7.0%             5.1%
                                                    -------------    -------------    -------------
Net income ....................................              4.9%             8.3%             5.9%
                                                    =============    =============    =============

     Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Revenues for the year ended December 31, 2001 were $24.0 million, a decrease of $2.4 million, or 9.1%, from $26.4 million for the year ended December 31, 2000. Revenues increased in most major accounts, however that was offset by a decline in AIG revenues from its peak in early 2001 due to cancellation of several projects.

     Cost of revenues for the year ended December 31, 2001 was $17.6 million, a decrease of $1.6 million, or 8.4%. However, on a percentage of revenues basis, the cost of revenues increased from 73.0% in 2000 to 73.6% in 2001, thus decreasing the gross operating margin by 0.6%. The slight decrease in gross operating margin percentage was largely due to lower revenue growth and the impact of direct costs.

     General and administrative expenses for the year ended December 31, 2001 were $3.7 million, an increase of $0.6 million, or 18.0%, from $3.1 million for the year ended December 31, 2000, primarily due to increased sales, marketing and administrative overhead and increased legal and professional fees.

     The effective tax rate was 46.3% for the year ended December 31, 2001 which is consistent with 45.8% for year ended December 31, 2000.

     Year Ended December 31,2000 Compared To Year Ended December 31,1999

     Revenues for the year ended December 31, 2000 were $26.4 million, an increase of $11.3 million, or 74.7 %, from $15.1 million for the year ended December 31, 1999. The increase was primarily due to a substantial increase in billings to several existing customers for new projects related to e-business systems as well as increases in consultant billing rates, partially offset by the loss of MessageClick as a client account due to the restructuring and sale of MessageClick.

     Cost of revenues for the year ended December 31, 2000 was $19.3 million, an increase of $7.5 million, or 64.2%, primarily due to increased salaries and benefits paid to a larger number of consultants on billing. In addition, included in cost of revenues for the year ended December 31, 2000 is $0.4 million related to a non-cash compensation charge for the issuance of common stock to an officer of SanVision by its majority shareholder. However, on a percentage of revenues basis, the cost of revenues declined from 77.7% in 1999 to 73.0% in 2000, thus increasing the gross operating margin by 4.7%. The increase in gross operating margin percentage was largely due to higher revenue growth versus the increase in direct costs.

     General and administrative expenses for the year ended December 31, 2000 were $3.1 million, an increase of $1.3 million, or 72.6%, from $1.8 million for the year ended December 31, 1999, primarily due to increased sales, marketing and administrative overhead costs, increased legal and professional fees, as well as a write off of approximately $0.4 million resulting from the settlement of accounts receivable in connection with the restructuring and sale of MessageClick, a former client of SVT. In addition, included in general and administrative expenses for the year ended December 31, 2000 is $0.4 million related to a non-cash compensation charge for the issuance of common stock to an officer of SanVision by its majority shareholder.

     The effective tax rate was 45.8% for the year ended December 31, 2000 as compared with 53.0% for the year ended December 31, 1999. The higher effective rate in 1999 was due to the impact of certain non-deductible expenses based on the lower taxable income in 1999 as compared to 2000.

     Quarterly Results of Operations

     The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2000 and 2001. In the opinion of SanVision's management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.

                                      MAR. 31       JUNE 30       SEP. 30       DEC. 31         MAR. 31
                                       2000          2000           2000          2000           2001
                                    -----------   -----------   -----------    -----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues ........................   $ 5,777,938   $ 5,893,813   $ 6,985,961    $ 7,736,479   $ 7,421,191
Cost of revenues ................     4,230,815     4,287,704     5,020,113      5,728,116     5,281,850
                                    -----------   -----------   -----------    -----------   -----------
Gross profit ....................     1,547,123     1,606,109     1,965,848      2,008,363     2,139,341

Operating expenses:
General and administrative ......       821,690       506,903       933,731        837,406       765,921
                                    -----------   -----------   -----------    -----------   -----------
Operating income (loss) .........       725,433     1,099,206     1,032,117      1,170,957     1,373,420
Interest expense, net ...........           136         3,667        (1,498)         2,498        (1,580)
                                    -----------   -----------   -----------    -----------   -----------
Income (loss) before income taxes       725,297     1,095,539     1,033,615      1,168,459     1,375,000
Income taxes ....................       332,266       501,877       473,509        535,283       622,047
                                    -----------   -----------   -----------    -----------   -----------
Net income (loss) ...............   $   393,031   $   593,662   $   560,106    $   633,176   $   752,953
                                    ===========   ===========   ===========    ===========   ===========
Earnings per share (basic
   and diluted) .................   $      0.01   $      0.02   $      0.02    $      0.02   $      0.03
Weighted average number of shares
   outstanding ..................    29,887,454    29,887,454    29,887,454     29,887,454    29,887,454

                                         JUNE 30        SEP. 30        DEC. 31
                                          2001           2001           2001
                                       -----------   -----------    -----------
STATEMENT OF OPERATIONS DATA:
Revenues ........................      $ 5,833,665   $ 5,292,381    $ 5,436,248
                                       -----------   -----------    -----------
Cost of revenues ................        4,166,978     3,867,148      4,327,175
Gross profit ....................        1,666,687     1,425,233      1,109,073
Operating expenses:
General and administrative ......          834,832       935,792      1,121,961
                                       -----------   -----------    -----------
Operating income (loss) .........          831,855       489,441        (12,888)
Interest expense, net ...........           29,763       (18,249)        28,884
                                       -----------   -----------    -----------
Income (loss) before income taxes          802,092       507,690        (41,772)
Income taxes ....................          362,864       223,241         16,227
                                       -----------   -----------    -----------
Net income (loss) ...............      $   439,228   $   284,449    $   (57,999)
                                       ===========   ===========    ===========
Earnings per share (basic
   and diluted) .................      $      0.01   $      0.01    $      --
Weighted average number of shares
   outstanding ..................       29,887,454    29,887,454     29,887,454

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, SanVision had net working capital of $3,042,000 composed primarily of accounts receivable and cash and cash equivalents. SanVision has historically financed, and continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as a venture capital or private equity fund.

     However, the cash flow from operations varies significantly from month to month primarily due to changes in net income, collection of accounts receivable and tax payments. For this reason, in May 2000, SanVision obtained a revolving credit facility for $3,000,000 which provided for borrowings up to the available borrowing base, based on the amount of eligible accounts receivable outstanding at the end of the previous month. This credit facility was terminated in early 2002 as a result of the lender's filing for bankruptcy protection. SVT has been negotiating a new revolving credit facility for $3.5 million which we anticipate will be available beginning in May of 2002.

     Net cash provided by operating activities was $3,497,000 for the year ended December 31, 2001, as compared to net cash used in operating activities of $55,000 for the year ended December 31, 2000. The increase in cash provided by operating activities is due primarily to a significant decrease in accounts receivable offset by a decrease in accounts payable.

     Net cash used in investing activities was $4,023,000 for the year ended December 31, 2001, as compared to $82,000 for the year ended December 31, 2000. The net cash used in investing activities for 2001 was related to the net cash paid of $3,207,000 for two business acquisitions completed in late 2001, a deposit payment of $800,000 for a business acquisition which was effective in January, 2002 and purchases of property and equipment of $17,000. The cash for 2000 was used for purchases of property and equipment.

     Net cash provided by financing activities was $40,000 for the year ended December 31, 2001, as compared to $12,000 provided by financing activities for the year ended December 31, 2000. The cash provided by financing activities in 2001 and 2000 was in connection with borrowings under SanVision's $3,000,000 revolving line of credit facility.

     Due to the September 11th tragedy, SanVision's offices in downtown Manhattan were inaccessible for about two weeks and the communication links were down for almost four weeks. Most of SanVision's consultants work on projects at client locations in downtown Manhattan. Business was disrupted primarily at five clients who are located in the New York City downtown area and who accounted for a substantial part of SanVision's revenues in the year ended December 31, 2001. Management estimates that SanVision's total financial loss was approximately $200,000. While one client formerly located in 7 World Trade Center has temporarily relocated to New Jersey, no loss of business is expected from this client as a result of the relocation, and none of SanVision's other clients have advised SanVision that they intend to relocate permanently from downtown Manhattan.

     In the normal course of business, the Company has entered into obligations and commitments to make future payments under debt and lease agreements as summarized in the table below:

                                           PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------
                                          LESS THAN                            AFTER
                                TOTAL      1 YEAR    1-3 YEARS  4-5 YEARS    5 YEARS
                               --------   --------   --------   ---------   ---------
Line of credit . ............  $ 51,614   $ 51,614   $     --   $      --   $      --
Operating leases ............   273,890    175,668     98,222          --          --
                               --------   --------   --------   ---------   ---------
                               $325,504   $227,282   $ 98,222   $      --   $      --
                               ========   ========   ========   =========   =========

     Management believes that cash generated from operations and its current cash balance will be sufficient to satisfy its projected working capital and planned capital expenditure requirements for the foreseeable future. However, if SanVision requires additional funds to support working capital requirements or for other purposes, it may seek to raise the funds through public or private equity financings or from other sources. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on acceptable terms.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. SVT has not yet determined what the impact of the impairment tests will be upon implementing the provisions of this statement.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement supersedes both SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30 that are related to the accounting and reporting for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. However, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Instead, as previously mentioned, beginning in 2002 SVT will test the impairment of its goodwill under the provisions of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SVT management does not believe that adoption of this statement will materially impact its financial position, cash flows or results of operations.

                  SWWT MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On April 14, 2000, SWWT and its newly-formed wholly-owned subsidiary ENWC Acquisition, Inc. entered into a merger agreement with E-Newco. The merger, which became effective on April 24, 2000, was accounted for as a purchase of SWWT by E-Newco in a "reverse acquisition" because the pre-merger stockholders of SWWT did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of transaction, because the continuing legal parent company, SWWT, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (E-Newco), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the December 31, 2000 financial statements included herein are those of E-Newco as adjusted for the recapitalization described below. No pro-forma information giving effect to the acquisition is required because SWWT, prior to the merger, was a public corporation without substantial business operations. In accordance with the reverse acquisition accounting treatment, the capital accounts of E-Newco were recapitalized to give effect to the merger exchange ratio (757,778 shares of series B convertible preferred stock of SWWT for each share of common stock of E-Newco).

RESULTS OF OPERATIONS

     SWWT had no operations for the period ended December 31, 2000. For the period from January 7, 2000 (inception) through December 31, 2000, SWWT incurred a net loss of $(1,503,150) or $(.96) per share. Operating costs of $1,589,605 consisted primarily of accrued payroll expenses ($241,000), insurance expense ($210,000), professional fees ($365,000), write down due to permanent impairment of SWWT's investment in SchoolNet ($250,000) and write-off of the advance receivable from DigaFuel ($435,000). Offsetting these costs was other income of $86,455 principally related to interest income from the notes receivable and short-term cash investments.

     SWWT had no operations in the year ended December 31, 2001, and incurred a net loss of $(1,092,133) or $(.70) per share. General and administrative costs of $1,170,836 principally related to professional fees, insurance expenses and payroll expenses. Offsetting these costs was other income of $78,703, principally related to interest income from the note receivable and short-term cash investments.

     General and administrative expenses increased $266,231 or 29.4% for the year ended December 31, 2001, as compared to the period from January 7, 2000 (inception) through December 31, 2000, due mainly to an increase in professional fees in 2001 related to the merger.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $616,797 for the year ended December 31, 2001, as compared with $735,017 for the year ended December 31, 2000. SWWT had working capital of $229,117 at December 31, 2001.

         In connection with the Combination with SanVision, the shareholders of SWWT rescinded their election that SWWT redeem the series B preferred stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As discussed in the notes to the SanVision financial statements in Item 8 of this report, until earlier this year SanVision's only interest-bearing debt obligation was a $3.0 million revolving line of credit which bore interest at the lender's prime rate plus 1%. There were only minimal borrowings under this line of credit, which terminated in early 2002.

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates in connection with its subsidiary in India. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


SWWT, INC.                                                                                                             Page

Report of Independent Public Accountants......................................................................          36

Report of Independent Auditors................................................................................          37
Balance Sheets as of December 31, 2000 and 2001...............................................................          38
Statements of Operations for the period from January 7, 2000 (inception) to
     December 31, 2000, and for the year ended December 31, 2001..............................................          39
Statements of Changes in Stockholders' Deficit for the period from January 7, 2000 (inception) to December 31,
     2000, and for the year ended December 31, 2001...........................................................          40
Statements of Cash Flows for the period from January 7, 2000 (inception) to
     December 31, 2000, and for the year ended December 31, 2001..............................................          41
Notes to Financial Statements.................................................................................          42

SANVISION TECHNOLOGY INC.

Report of Independent Public Accountants......................................................................          51
Consolidated Balance Sheets as of December 31, 2000 and 2001..................................................          52
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001....................          53
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000
     and 2001.................................................................................................          54
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001....................          55
Notes to Consolidated Financial Statements...................................................................           56

SVT INC. PRO FORMA (UNAUDITED)

Pro Forma Condensed Combined Financial Information............................................................          70
Pro Forma Condensed Combined Balance Sheet as of December 31, 2001............................................          71
Pro Forma Condensed Statement of Operations for the year ended December 31, 2001..............................          73

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SWWT, Inc.:

     We have audited the accompanying balance sheet of SWWT, Inc. (a Delaware corporation) as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SWWT, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                               /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 20, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
SWWT, Inc.:

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

                                                /s/ Ernst & Young LLP

New York, New York
April 12, 2001

                                   SWWT, INC.

                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001

                                                                       2000           2001
                                                                    -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents ................................      $ 1,654,983    $ 1,038,186
    Prepaid expenses .........................................           95,594           --
    Interest receivable ......................................           18,037         42,694
                                                                    -----------    -----------
        Total current assets .................................        1,768,614      1,080,880
Investment ...................................................          250,000        250,000
                                                                    -----------    -----------
        Total assets .........................................      $ 2,018,614    $ 1,330,880
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses ..........................................      $   446,764    $   851,163
                                                                    -----------    -----------
Series B Preferred stock, $.001 par value;
   1,000,000 shares authorized, 757,778 shares
   issued and outstanding ....................................        3,485,955      3,485,955
                                                                    -----------    -----------
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value;
   50,000,000 shares authorized,
   757,778 shares of Series B shares issued
   and outstanding ...........................................             --             --
Common stock, $.001 par value;
   750,000,000 shares authorized,
   1,561,127 shares issued and outstanding ...................            1,561          1,561
Additional paid-in capital ...................................            1,561          1,561
Accumulated deficit ..........................................       (1,506,272)    (2,598,405)
Note receivable ..............................................         (410,955)      (410,955)
                                                                    -----------    -----------
        Total stockholders' deficit ..........................       (1,914,105)    (3,006,238)
                                                                    -----------    -----------
        Total liabilities and stockholders' deficit ..........      $ 2,018,614    $ 1,330,880
                                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                   SWWT, INC.

                            STATEMENTS OF OPERATIONS

                                                                 JANUARY 7, 2000
                                                                  (INCEPTION) TO               YEAR ENDED
                                                                 DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                 -----------------            -----------
Operating expenses:
   General and administrative expenses .......................   $         904,605            $ 1,170,836
   Impairment charge for investment ..........................             250,000                   --
   Write-off of advance related to investment ................             435,000                   --
                                                                 -----------------            -----------
Total operating expenses .....................................           1,589,605              1,170,836
Other income:
   Interest income ...........................................              86,455                 78,703
                                                                 -----------------            -----------
Net loss .....................................................   $      (1,503,150)           $(1,092,133)
                                                                 =================            ===========
Net loss per share - basic and diluted .......................   $           (0.96)           $     (0.70)
                                                                 =================            ===========
Basic and diluted weighted average shares
   outstanding ...............................................           1,561,127              1,561,127
                                                                 =================            ===========



   The accompanying notes are an integral part of these financial statements.

                                   SWWT, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                            COMMON STOCK         ADDITIONAL                                      TOTAL
                                     -------------------------    PAID-IN        NOTE         ACCUMULATED    STOCKHOLDERS'
                                       SHARES         AMOUNT      CAPITAL      RECEIVABLE        DEFICIT       DEFICIT
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balance, January 7, 2000 ..........         --     $      --     $      --     $      --      $      --      $      --
Contributed capital from
   SWWT as a result of the
   merger .........................    1,561,127         1,561         1,561          --           (3,122)          --
Note receivable on sale
   of restricted stock ............         --            --            --        (410,955)          --         (410,955)

Net loss ..........................         --            --            --            --       (1,503,150)    (1,503,150)
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balance,
   December 31, 2000 ..............    1,561,127         1,561         1,561      (410,955)    (1,506,272)    (1,914,105)

Net loss ..........................         --            --            --            --       (1,092,133)    (1,092,133)
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balance,
   December 31, 2001 ..............    1,561,127   $     1,561   $     1,561   $  (410,955)   $(2,598,405)   $(3,006,238)
                                     ===========   ===========   ===========   ===========    ===========    ===========








   The accompanying notes are an integral part of these financial statements.

                                   SWWT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 JANUARY 7, 2000          YEAR ENDED
                                                                  (INCEPTION) TO         DECEMBER 31,
                                                                DECEMBER 31, 2000            2001
                                                                 ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................   $    (1,503,150)       $    (1,092,133)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Impairment charge for investment .........................           250,000                   --
    Write-off of advance related to investment ...............           435,000                   --
Changes in operating assets and liabilities- .................              --
    Prepaid expenses .........................................           (95,594)                95,594
    Interest receivable ......................................           (18,037)               (24,657)
    Accrued expenses .........................................           196,764                404,399
                                                                 ---------------        ---------------
Net cash used in operating activities ........................          (735,017)              (616,797)
                                                                 ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Investment in SchoolNet, Inc. ............................          (500,000)                  --
    Advance to DigaFuel, Inc. ................................        (1,000,000)                  --
    Repayment of advance to DigaFuel, Inc. ...................           565,000                   --
Net cash used in investing activities ........................          (935,000)                  --
                                                                 ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of preferred stock ................         3,575,000                   --
    Payment of stock issuance costs ..........................          (250,000)                  --
    Cash acquired in the SWWT/E-Newco merger .................           740,635                   --
    Dividend to pre-merger stockholders ......................          (740,635)                  --
                                                                 ---------------        ---------------
Net cash provided by financing activities ....................         3,325,000                   --
                                                                 ---------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........         1,654,983               (616,797)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............              --                1,654,983
                                                                 ---------------        ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................   $     1,654,983        $     1,038,186
                                                                 ===============        ===============



   The accompanying notes are an integral part of these financial statements.

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

1    ORGANIZATION AND BASIS OF PRESENTATION:

     SWWT, Inc. (the Company) formerly known as SweetWater, Inc. (the Predecessor) was engaged in the manufacture and sale of portable water filtration and purification devices. On February 6, 1998, the Predecessor sold substantially all of its assets and had no further operating business.

     On April 14, 2000, the Predecessor and its newly formed, wholly-owned subsidiary, ENWC, entered into a merger agreement (the Merger Agreement) with E-Newco, Inc. (E-Newco). E-Newco was a holding company, incorporated in the state of Delaware on January 7, 2000, for the purpose of funding early-stage Internet properties and acquiring existing companies focused on media, music, entertainment, and consumer applications. E-Newco had not initiated any significant operations as of December 31, 2001.

     The merger was accounted for as a purchase of the Predecessor by E-Newco in a "reverse acquisition" because the existing stockholders of the Predecessor, prior to the merger, did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, Predecessor, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (E-Newco), including any comparative prior year financial statements presented by the combined entity after the business combination. Since Predecessor, prior to the merger, had no substantial business operations, pro-forma information giving effect to the acquisition is not required.

     In accordance with the terms of the Merger Agreement, the Company issued
757.772 shares of its newly designated Series B Convertible Preferred Stock (the Series B Preferred Stock), to the stockholders of E-Newco in exchange for each share of E-Newco common stock. On April 24, 2000, the stockholders of E-Newco exchanged their 1,000 shares of issued and outstanding common stock of E-Newco at that date for an aggregate of 757,778 shares of Series B Preferred Stock (Series B Preferred). E-Newco merged with ENWC (the Merger) and became a wholly owned subsidiary of the Company. The terms of the Series B Preferred Stock provided for automatic conversion into an aggregate of 75,777,162 (before consideration of the change in the conversion ratio and stock split effective in January 2002 - see Note 3) shares of common stock following the approval by the stockholders of the Company of the requisite increase to the amount of authorized common stock and the receipt by the Company of additional equity financing of at least $15 million. The stockholders approved the increase in authorized common stock by written consent in June 2000. The Company did not obtain additional financing. The holders of the Series B Preferred Stock voted with the holders of the common stock on an as-converted basis and possessed approximately 95.5 percent of the voting power of the Company. Prior to the closing of the merger, SWWT paid a one-time cash dividend of an aggregate of $740,365 to its pre-merger stockholders. The dividend payment consisted of the cash on

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)



SWWT's balance sheet immediately prior to the consummation of the Merger, less expenses related to the Merger and the settlement of certain claims.

     The terms of the Series B Preferred Stock provided that if the Company did not receive additional equity financing of at least $15 million within 180 days of the consummation of the Merger (October 21, 2000), the holders of the common stock were entitled to elect to cause the Company to redeem the outstanding shares of Series B Preferred Stock at an aggregate redemption price equal to the Company's cash and cash equivalents balance held by the Company on October 31, 2000 (approximately $1.5 million).

     In November 2000, the Company received an action by written consent signed by the holders of a majority of the outstanding shares of its common stock notifying the Company that such holders elected to exercise the right to cause the Company to redeem the Series B Preferred Stock. Upon receipt of the action, the Company considered the legality of the redemption under applicable law and continued to have discussions with the holders of a majority of the outstanding shares of the common stock regarding the redemption election. As a result, the Series B Preferred stock has been excluded from stockholders' equity.

         See Note 3 for disclosure of the merger transaction with SanVision Technology Inc. which was effective on February 1, 2002.

2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash and cash equivalents

     The Company considers all cash balances and highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Concentration of credit risk

     The Company's cash and cash equivalents are subject to potential concentrations of credit risk, as the Company has cash deposits in excess of federally insured limits.

     Fair value of financial instruments

     The Company's financial instruments consist primarily of cash and cash equivalents and investment. The book values of cash and cash equivalents and investment are considered to be representative of their respective fair values.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)


liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accrued expenses

     Accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                       2000            2001
                                                      --------        --------
 Accrued salaries and related benefits.............   $225,000        $525,000
 Accrued professional fees.........................    170,000         225,000
 Other accrued expenses............................     51,764         101,163
                                                      --------        --------
                                                      $446,764        $851,163
                                                      ========        ========

     Income taxes

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

     Earnings per share

     The Company follows SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive.

     Stock split

     On January 29, 2002, the Company's stockholders approved a one-for-two reverse stock split for all outstanding shares of common stock on that date. All share and per share data has been retroactively restated to reflect this stock split.

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)


3.   MERGER WITH SANVISION TECHNOLOGY INC.:

     On July 23, 2001, the Company entered into a merger agreement, as amended on October 24, 2001 and December 18, 2001, (the SanVision Merger Agreement) with SanVision Technology Inc. (SanVision) an IT solutions company specializing in e-business software and services, and E-Newco. Pursuant to the merger (the SanVision Merger), E-Newco will be merged with and into SanVision, and SanVision will become a wholly-owned subsidiary of the Company. SanVision will be merged with and into the Company as soon as practicable after the SanVision Merger. The combined company will pursue a strategy of cross-border development, with software developers collaborating between India and the United States on development projects and recruiting initiatives. Under the terms of the SanVision Merger Agreement, the combined company will be renamed SVT Inc.

     Under the SanVision Merger Agreement, the Company will issue 35,792,599 shares of common stock to the stockholders of SanVision in exchange for their shares of SanVision. Upon completion of the transactions contemplated by the SanVision Merger Agreement, including without limitation, a one-for-two reverse stock split of the Company's common stock and a change in the conversion ratio applicable to the Series B Preferred Stock into common stock from 1 to 100 to approximately 1 to 10 and the conversion of all Series B Preferred Stock into common stock, the combined company will have outstanding 40,905,826 shares of common stock, on an as converted and fully diluted basis, of which the current stockholders of SanVision will own approximately 87.5 percent. The proposed merger has been approved by the board of directors of each company and the stockholders of SanVision. As of December 31, 2001, consummation of the proposed merger was subject to approval by the SWWT stockholders of the reverse stock split and the change in the conversion ratio of the Series B Preferred Stock and various other closing conditions.

     On January 29, 2002, the Company's stockholders approved the one for two reverse stock split and the change in the conversion ratio of the Series B Preferred stock into common stock from 1 to 100 to approximately 1 to 10 and the conversion of all Series B Preferred Stock into common stock. Effective on January 31, 2002, the Company's certificate of incorporation was amended and restated for the following items, among others: the name of the Company was changed to SVT Inc. and subject to completion of the merger with SanVision the number of authorized shares will consist of 100,000,000 shares of $.001 par value per share of Common stock and 20,000,000 shares of $.001 par value per share of Preferred stock. Effective on February 1, 2002, the merger with SanVision was completed.

     For accounting and financial reporting purposes, SanVision will be the acquirer through a reverse merger. The combination will be treated as an issuance of shares, primarily for cash, by SanVision. The surviving corporation will reflect, in its consolidated financial statements, the assets and liabilities of SanVision at their historical book values and the tangible assets and liabilities of the Company at their fair values. The surviving corporation will not combine the historical earnings of the Company with those of SanVision, but will report SanVision's operations through the effective date of the merger.

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)


     The most recent summarized balance sheet information for SanVision Technology Inc. is as follows:

                                                                DECEMBER 31,
                                                                   2001
                                                                (unaudited)
                                                                -----------
ASSETS:
    Cash and cash equivalents.............................      $   526,076
    Accounts receivable...................................        5,368,383
    Other current assets..................................        1,116,373
    Other assets..........................................        3,864,457
                                                                -----------
TOTAL ASSETS..............................................      $10,875,289
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

    Accounts payable and accrued expenses.................       $3,916,875
    Line of credit........................................           51,614
    Noncurrent deferred income taxes......................        2,050,421
    Stockholders' equity..................................        4,856,379
                                                                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................      $10,875,289
                                                                ===========


4.   INVESTMENT AND ADVANCE:

On March 16, 2000, the Company used advances received on the issuance of common stock to purchase an exchangeable demand promissory note and a stock purchase warrant for $300,000, which is exchangeable into and exercisable for shares of capital stock of SchoolNet, Inc. (SchoolNet) upon the occurrence of certain events. During August 2000, an additional $200,000 was invested in SchoolNet on similar terms. SchoolNet is an application service provider to school districts. Nonetheless, during the fourth quarter of 2000, the Company reduced its carrying value of the investment in SchoolNet by $250,000 due to impairment in value resulting primarily from uncertain market conditions. As of December 31, 2001, the Company's carrying value in SchoolNet was $250,000, which management believes approximates fair value.

     During September 2000, the Company made a $1,000,000 advance to DigaFuel, Inc. (DigaFuel). The advance was made in anticipation of an investment in DigaFuel by the Company and if the Company decided not to proceed with such investment, the cash would be returned, subject to deduction of amounts that the Company agreed could be used for operations of DigaFuel during the period that negotiations continued. On December 21, 2000, DigaFuel repaid $565,000 and the remaining balance of $435,000 was to be converted into the capital stock of DigaFuel, if DigaFuel closed a financing round by June 13, 2001 with proceeds exceeding $2,000,000. During the fourth quarter of 2000, the Company wrote-off the remaining balance of the advance, as a result of the Company's assessment of DigaFuel's limited prospects for long-term liquidity and the current difficulty encountered by early stage companies in raising additional equity financing.

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)


5.     RELATED-PARTY TRANSACTIONS:

     On March 23, 2000, the Company's CEO issued a $500,000 note receivable, payable on demand, to the Company in connection with the purchase of common stock. Interest accrued at the greater of (i) 6 percent or (ii) the applicable federal mid-term rate. On September 14, 2000, the note was repaid, at which time the accrued interest of $16,000 was forgiven.

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

     Concurrent with the execution of his employment agreement, the Company's CEO issued to the Company a $410,955 promissory note receivable. The note bore interest at a rate of 6 percent per year and the principal plus interest were due on the earlier of 7 years form the date of the note, termination of employment, or breach of the agreement governing the restricted shares. The proceeds from the note receivable were used to purchase the 110 shares of restricted common stock of E-Newco. The CEO pledged to the Company an interest in the restricted shares of the Company's Common stock as security for the promissory note.

     On January 21, 2002, the Company and the CEO finalized a release agreement which included provisions that the Company agreed to cancel the outstanding balance under the promissory note of $410,955 along with the interest receivable of $42,694, in exchange for the CEO returning the 83,355 shares of restricted Series B Preferred stock to the Company. In addition, as part of the release agreement the CEO agreed to forgive the $525,000 of accrued salaries payable to him as of December 31, 2001, under the provisions of his employment agreement.

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)

6.   NET LOSS PER SHARE:

     Net loss per share was calculated as follows:

                                                 JANUARY 7, 2000
                                                 (INCEPTION) TO            YEAR ENDED
                                                DECEMBER 31, 2000      DECEMBER 31, 2001
                                                -----------------      -----------------
Numerator for basic and diluted
   loss per share:
Net loss .......................................   $(1,503,150)           $(1,092,133)
                                                   ===========            ===========
Denominator for basic and diluted
   loss per share - weighted average shares.....     1,561,127              1,561,127
                                                   ===========            ===========
Basic and diluted net loss per share ...........   $     (0.96)           $     (0.70)
                                                   ===========            ===========

     Diluted loss per share from January 7, 2000 (inception) to December 31, 2000 and for the year ended December 31, 2001 does not include the effect of options outstanding to purchase 180,000 shares of common stock or warrants outstanding (during a portion of 2000) to purchase 44,218 shares of common stock, as the effect of their inclusion is antidilutive.

7. INCOME TAXES:

     As disclosed in Note 2, the Company accounts for income taxes using the liability method in accordance with SFAS No. 109. No provision for income taxes has been recorded as the Company has incurred net losses since inception.

     At December 31, 2000 and 2001, the Company had approximately $1,503,000 and $2,600,000, respectively, of net operating loss carryforwards available to offset future federal taxable income which begin to expire in 2020.

     As of December 31, 2000 and 2001, the Company had a gross deferred tax asset of approximately $631,000 and $1,000,000, respectively, related to the net operating loss carryforward. The full utilization of the loss in the future is dependent upon the Company's ability to generate taxable income, accordingly, a valuation allowance of an equal amount has been established.

     The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a cumulative ownership change of greater than 50 percent within a three-year period.

8.   STOCK OPTION PLAN:

     As of the E-Newco Merger date (see Note 1), stock options were previously granted by SWWT to certain directors for an aggregate of 180,000 shares of common stock at an exercise price of $2.625 per share. The options became exercisable on February 5, 2000 and expired on

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)

the later of the first anniversary of the date the individual ceased to be a director or February 5, 2001. During 2001, the options held by certain directors for an aggregate of 150,000 shares of common stock expired based on the terms of the original grants. However, on January 28, 2002, the Board of Directors authorized an amendment to these options which revised the expiration provisions to specify the expiration date as of February 5, 2008 and the revision was effective as of January 24, 2000. For accounting purposes this amendment represents a new measurement date which will result in an expense charge in the first quarter of 2002.

     Following the E-Newco Merger, the Board of Directors and stockholders of the Company authorized the adoption of the SWWT, Inc. 2000 Stock Incentive Plan (the Plan), under which 8,400,000 shares of common stock are available for awards in the form of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other awards. The Plan is administered by the Board of Directors or, at the Board's sold discretion, by a committee thereof. The Plan provides for discretionary grants of awards to officers, directors, employees, consultants or advisors of the Company. There were no stock options granted during 2000 or 2001 under the Plan.

9.   COMMON STOCK WARRANTS:

     As of the E-Newco Merger date (see Note 1), stock warrants were previously granted by SWWT for an aggregate of 44,218 shares of common stock. The warrants expired in 2000.

10.  QUARTERLY RESULTS (UNAUDITED):

     The following is a summary of the quarterly results of operations for the period ended December 31, 2000 and the year ended December 31, 2001:

                             JANUARY 7, 2000                       QUARTER ENDED
                              (INCEPTION) TO      -----------------------------------------------
                                MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                  2000               2000               2000               2000
                                ---------         ---------          ---------          ---------
Operating loss ..............          --         $(366,052)         $(246,408)         $(977,145)
Net loss ....................          --         $(351,223)         $(200,681)         $(951,246)
Net loss per share -
   basic and diluted ........          --         $   (0.22)         $   (0.13)         $   (0.61)


                                                          QUARTER ENDED
                                ------------------------------------------------------------------
                                MARCH 31,         JUNE 30,          SEPTEMBER 30,      DECEMBER 31,
                                  2001              2001               2001               2001
                                ---------         ---------          ---------          ---------
Operating loss ..............   $(209,603)        $(196,984)         $(397,831)         $(366,418)
Net loss ....................   $(182,519)        $(175,326)          (349,681)         $(384,607)
Net loss per share -
   basic and diluted s........  $   (0.12)        $   (0.11)         $   (0.22)         $   (0.24)

                                   SWWT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 2001 (CONTINUED)


11.      SUBSEQUENT EVENTS:

         See disclosure in Note 3 for subsequent event disclosure related to the merger with SanVision Technology Inc. which was effective on February 1, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SanVision Technology Inc.:

     We have audited the accompanying consolidated balance sheets of SanVision Technology Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SanVision Technology Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                             /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 22, 2002

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001

                                                                                  2000              2001
                                                                                  ----              ----
                                     ASSETS
Current assets:
    Cash and cash equivalents .............................................   $  1,184,499   $    526,076
    Accounts receivable, net of allowance of
       $50,000 and $50,000 ................................................      7,215,906      5,368,383
    Deferred income taxes .................................................        361,125        577,535
    Due from stockholder ..................................................        293,645         86,508
    Other current assets ..................................................        183,487        452,330
                                                                              ------------   ------------
Total current assets ......................................................      9,238,662      7,010,832
Property and equipment, net of accumulated
    depreciation of $96,112 and $128,459 ..................................        113,794        138,028
Intangible assets, net of accumulated amortization
    of $69,595 ............................................................           --        2,833,278
Deposit on acquisition ....................................................           --          800,000
Other long-term assets ....................................................         70,876         93,151
                                                                              ------------   ------------
                                                                              $  9,423,332   $ 10,875,289
                                                                              ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................   $  1,967,023   $  1,062,792
    Accrued expenses ......................................................      2,458,677      2,854,383
    Line of credit ........................................................         11,645         51,614
                                                                              ------------   ------------
Total current liabilities .................................................      4,437,345      3,968,789
                                                                              ------------   ------------
Deferred income taxes .....................................................      1,364,038      2,050,421
                                                                              ------------   ------------
Commitments and contingencies (Note 14)
Stockholders' equity:
  Common stock, no par value, 50,000,000 shares
    authorized, 29,887,454 shares issued and outstanding ..................        730,500        730,500
  Cumulative translation adjustments ......................................         20,661       (163,840)
  Retained earnings .......................................................      2,870,788      4,289,419
                                                                              ------------   ------------
Total stockholders' equity ................................................      3,621,949      4,856,079
                                                                              ------------   ------------
                                                                              $  9,423,332   $ 10,875,289
                                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                               YEAR ENDED DECEMBER 31
                                                                     ---------------------------------------
                                                                        1999          2000           2001
                                                                     -----------   -----------   -----------
Revenues .........................................................   $15,104,788   $26,394,191   $23,983,485

Cost of revenues .................................................    11,735,407    19,266,748    17,643,151
                                                                     -----------   -----------   -----------
Gross profit .....................................................     3,369,381     7,127,443     6,340,334
Operating expenses:

    General and administrative
       expenses ..................................................     1,795,526     3,099,730     3,658,506
                                                                     -----------   -----------   -----------
Operating income .................................................     1,573,855     4,027,713     2,681,828
Interest income ..................................................          --          28,188        34,570
Interest expense .................................................          --          32,991        73,388
                                                                     -----------   -----------   -----------
Income before income taxes .......................................     1,573,855     4,022,910     2,643,010
Income taxes .....................................................       833,613     1,842,935     1,224,379
                                                                     -----------   -----------   -----------
Net income .......................................................   $   740,242   $ 2,179,975   $ 1,418,631
                                                                     ===========   ===========   ===========
Basic and diluted earnings per share .............................   $      0.02   $      0.07   $      0.05
                                                                     ===========   ===========   ===========
Basic and diluted weighted average
    shares outstanding ...........................................    29,887,454    29,887,454    29,887,454
                                                                     ===========   ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                               COMMON STOCK            CUMULATIVE
                                        --------------------------     TRANSLATION       RETAINED
                                         SHARES          AMOUNT        ADJUSTMENTS       EARNINGS           TOTAL
                                        ----------     -----------     -----------      -----------      -----------
BALANCE, DECEMBER 31, 1998 ..........   29,887,454     $     2,500     $      --        $   (49,429)     $   (46,929)
Net income ..........................         --              --              --            740,242          740,242
                                        ----------     -----------     -----------      -----------      -----------
BALANCE, DECEMBER 31, 1999 ..........   29,887,454           2,500            --            690,813          693,313
Transfer of common stock
   deemed as capital contribution
   by majority stockholder
    (see Note 9) ....................         --           728,000            --               --            728,000

Comprehensive income:
   Foreign currency translation
      adjustments ...................         --              --            20,661             --             20,661
   Net income .......................         --              --              --          2,179,975        2,179,975
                                                                                                         -----------
Total comprehensive income ..........                                                                      2,200,636
                                        ----------     -----------     -----------      -----------      -----------
BALANCE, DECEMBER 31, 2000 ..........   29,887,454         730,500          20,661        2,870,788        3,621,949
Comprehensive income:
   Foreign currency translation
     adjustments ....................         --              --          (184,501)            --           (184,501)
Net income ..........................         --              --              --          1,418,631        1,418,631
                                                                                                         -----------
Total comprehensive income ..........                                                                      1,234,130
                                        ----------     -----------     -----------      -----------      -----------
BALANCE, DECEMBER 31, 2001 ..........   29,887,454     $   730,500     $  (163,840)     $ 4,289,419      $ 4,856,079
                                        ==========     ===========     ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                 YEARS ENDED DECEMBER 31
                                                       -----------------------------------------
                                                          1999            2000          2001
                                                       -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income .........................................   $   740,242    $ 2,179,975    $ 1,418,631
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
   Depreciation and amortization ...................        11,932         27,193        100,935
   Provision for doubtful accounts .................        30,000        398,178           --
   Deferred income taxes ...........................      (261,003)     1,288,666        469,973
   Compensation charge for stock issuance ..........          --          728,000           --
Changes in assets and liabilities-
   Decrease (increase) in accounts receivable ......    (3,183,972)    (3,402,219)     2,075,235
   Decrease (increase) in due from stockholder .....          --         (293,645)       207,137
   Increase in other current assets ................       (74,835)       (81,797)      (243,843)
   Increase in other assets ........................       (39,004)       (21,459)       (22,275)
   (Decrease) increase in accounts payable .........     1,062,114        707,510       (904,231)
   (Decrease) increase in accrued expenses .........     2,811,671     (1,585,718)       395,706
                                                       -----------    -----------    -----------
Net cash provided by (used in)
operating activities ...............................     1,097,145        (55,316)     3,497,268
                                                       -----------    -----------    -----------
INVESTING ACTIVITIES:
    Cash paid for business acquisitions,
    net of cash acquired ...........................          --             --       (3,206,656)
    Deposit paid on acquisition ....................          --             --         (800,000)
    Purchase of property and equipment .............       (22,340)       (82,099)       (16,581)
                                                       -----------    -----------    -----------
Net cash used in investing activities ..............       (22,340)       (82,099)    (4,023,237)
                                                       -----------    -----------    -----------
FINANCING ACTIVITIES:
   Net (repayments) borrowings on line of credit ...          --           11,645         39,969
   Repayment of note payable - stockholder .........      (102,493)          --             --
                                                       -----------    -----------    -----------
Net cash (used in) provided by financing activities       (102,493)        11,645         39,969
                                                       -----------    -----------    -----------
Effect of exchange rate changes on cash flows ......          --           20,661       (172,423)
                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       972,312       (105,109)      (658,423)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .......................................       317,296      1,289,608      1,184,499
                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........   $ 1,289,608    $ 1,184,499    $   526,076
                                                       ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
   Cash paid for interest ..........................   $      --      $    25,744    $    73,388
                                                       ===========    ===========    ===========
   Cash paid for income taxes ......................   $    40,184    $ 1,182,824    $   640,425
                                                       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 2000 AND 2001

1.   BACKGROUND:

     Background

     SanVision Technology Inc. (SanVision) is a New Jersey corporation, and was incorporated on January 22, 1992. SanVision and its wholly-owned subsidiaries (see Note 2) are herein referred to as the Company. The Company is an information technology consulting, network, and systems management outsourcing business. To date, the Company has specialized in e-commerce applications and web-based systems management for the financial services, insurance, media and telecommunications industries.

     On July 23, 2001, the Company entered into a merger agreement with SWWT, Inc. See Note 3 for further information related to this merger which was effective on February 1, 2002.

     Possible business disruption

     As discussed in Note 2, the majority of the Company's services are performed for large companies in the financial services industry located in the New York City area. The terrorist activity on September 11, 2001 in the New York City downtown area caused the Company to lose some revenue for the days that certain clients could not be billed due to the disruption from the terrorist activity. Management believes that the Company's financial position and results of operations as of December 31, 2001 were not materially impacted from these events.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of SanVision, Apex (India) Private Ltd. (see Note 12), SVT Cayman, Inc. and SanVision Technologies Canada Inc., the Company's wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     Revenue recognition and customer concentration

     Historically, the Company's revenue from consulting services have been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. During 2001, the Company entered into two contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)


     The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's three largest customers represent approximately 70 percent of total revenues (33 percent, 25 percent and 12 percent, respectively) for the year ended December 31, 1999, the two largest customers represent approximately 74 percent of total revenues (54 percent and 20 percent, respectively) for the year ended December 31, 2000 and the two largest customers represent approximately 65 percent of total revenues (39 percent and 26 percent, respectively) for the year ended December 31, 2001. The total accounts receivable from these customers as of December 31, 2000 and 2001 was $6,226,829 ($5,258,113 and $968,716, respectively) and $2,407,594
($1,045,489 and $1,362,105, respectively).

     Segment disclosures

     For purposes of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," management believes that the Company operates in one segment.

     For the years ended December 31, 1999, 2000 and 2001, all of the Company's revenues are attributed to customers in the United States. As of December 31, 2000 substantially all of the Company's long-lived assets were located in the United States. As of December 31, 2001 a total of approximately $3,709,000 of long-lived assets, the majority of which relate to the 2001 acquisitions (see
Note 4), were recorded in the Company's subsidiary in India.

     Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Concentration of credit risk

     Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises companies within the financial services industry and to a lesser extent the insurance, media and telecommunications industries. The Company does not require collateral from its customers.

     In addition, the Company's cash and cash equivalents are subject to potential concentrations of credit risk, as the Company has cash deposits in excess of federally insured limits.

     Property and equipment

     Property and equipment are recorded at cost. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

or retirement of these assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

Equipment..............................................       5 years
Automobiles............................................       5 years
Furniture and fixtures.................................       7 years

     Fair value of financial instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values.

     Currency translation

     The accounts of the Company's international subsidiary are translated in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected in cumulative translation adjustments included in stockholders' equity. The effects of exchange rate fluctuations in translating the foreign currency transactions are included in general sales and administrative expenses. There were no material transaction gains or losses related to the foreign currency transactions in the accompanying Consolidated Statements of Operations.

     Income taxes

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

     Earnings per share

     The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive.

     Since the Company has no outstanding dilutive securities (no options or warrants or other potentially dilutive securities) the weighted-average shares outstanding for both basic and diluted reflect the weighted-average number of common shares outstanding for the applicable period.

     Accumulated other comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income," established the concept of comprehensive income. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income. The Company's accumulated other comprehensive income is comprised of unrealized gains and losses from foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity.

     Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New accounting pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. The Company has not yet determined what the impact of the impairment tests will be upon implementing the provisions of this statement.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement supersedes both SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30 that are related to the accounting and reporting for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. However, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Instead, as previously mentioned, beginning in 2002 the Company will test the impairment of its goodwill under the provisions of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that adoption of this statement will materially impact its financial position, cash flows or results of operations.

     Reclassification

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.   MERGER AGREEMENT:

     On July 23, 2001, the Company entered into a merger agreement (the Merger Agreement) with SWWT, Inc., a publicly traded (over the counter market) shell company with no significant operations. The combined company will pursue a strategy of cross-border development, with software developers collaborating between India and the United States on development projects and recruiting initiatives. Under the terms of the Merger Agreement, the combined company will be renamed SVT Inc. at a later date.

     On October 24, 2001 and December 18, 2001, the Merger Agreement with SWWT, Inc. was amended for certain provisions. As part of the amendments, the Company established a discretionary spending cash account of up to $4,000,000, which cash may be disbursed, at the discretion of the SanVision directors, as defined, for acquisition, compensation and distribution purposes. As of December 31, 2001, the SanVision directors have utilized this discretionary account for two acquisitions and a deposit payment for an acquisition (see Note 2).

     Under the Merger Agreement, the Company's stockholders will receive 35,792,599 shares of SWWT, Inc. common stock in exchange for their shares of the Company. Upon completion of the transactions contemplated by the Merger Agreement, including, without limitation, a one-for-two reverse stock split of the SWWT, Inc. common stock and a change in the conversion ratio applicable to the SWWT, Inc. Series B preferred stock into common stock from 1 to 100 to 1 to 10 and the conversion of all Series B preferred stock into common stock, the combined company will have outstanding 40,905,826 shares of common stock, on an as-converted and fully diluted basis, of which the current stockholders of the Company will own approximately 87.5 percent. The proposed merger has been approved by the board of directors

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

of the Company and SWWT, Inc. and the stockholders of the Company. As of December 31, 2001, consummation of the proposed merger was subject to approval by the SWWT, Inc. stockholders and various other closing conditions.

     On January 29, 2002, the SWWT, Inc. stockholders approved the one for two reverse stock split and the change in the conversion ratio of the Series B preferred stock into common stock from 1 to 100 to approximately 1 to 10 and the conversion of all Series B preferred stock into common stock. Effective on February 1, 2002, the merger with SWWT, Inc. was completed.

     For accounting and financial reporting purposes, the Company will be the acquirer through a reverse merger. The combination will be treated as an issuance of shares, primarily for cash, by the Company. The surviving corporation will reflect, in its consolidated financial statements, the assets and liabilities of the Company at their historical book values and the tangible assets and liabilities of SWWT, Inc. at their fair values. The surviving corporation will not combine the historical earnings of SWWT, Inc. with those of the Company, but will report the Company's operations through the effective date of the merger.

     The most recent summarized balance sheet information for SWWT, Inc. is as follows:

                                                  DECEMBER 31,
                                                      2001
                                                  (unaudited)
                                                  -----------
ASSETS:
Cash and cash equivalents ....................    $ 1,038,186
Investment ...................................        250,000
Other assets .................................         42,694
                                                  -----------
TOTAL ASSETS .................................    $ 1,330,880
                                                  ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Accrued expenses .............................    $    51,163
Preferred stock ..............................      3,485,955
Stockholders' deficit ........................     (3,006,238)
                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT...    $ 1,330,880
                                                  ===========

4.   ACQUISITIONS:

     On November 9, 2001 the Company entered into an Asset Purchase Agreement to acquire from Medeval Technology Inc. (Medeval) certain intellectual property rights related to a software product to be utilized for certain future applications and the rights to one customer contract held by Medeval. The purchase price for the acquisition was $1,750,000, of which $1,430,000 has been recorded as acquired technology and will be amortized over its estimated

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

useful life of five years and $320,000 has been recorded as contract rights which will be amortized over the life of the contract of 40 months.

     On December 1, 2001 the Company entered into a Purchase Agreement to acquire from Strategic Investments, Inc. all of the outstanding stock of Wave Infotech (Private) Ltd. (Wave). Wave is an information technology consulting company located in New Delhi, India. The purchase price for the acquisition was $1,500,000 and the purchase price has been allocated as follows:

     Cash.....................................................    $   43,344
     Accounts receivable......................................       227,712
     Other current assets.....................................        25,000
     Property and equipment...................................        40,000
     Acquired technology......................................       102,888
     Goodwill.................................................     1,061,056
                                                                  ----------
     Total assets acquired....................................     1,500,000
     Less - cash acquired.....................................       (43,344)
                                                                  ----------
     Net cash paid for acquisition............................    $1,456,656
                                                                  ==========

     The purchase price allocations are based upon information available at this time and are subject to reallocation.

     Each acquisition has been accounted for as a purchase and the operating results of each entity have been consolidated with the Company's results since the effective date of the respective acquisitions of November 15, 2001 and December 14, 2001, respectively. The purchase price of each acquisition has been allocated to the assets acquired based upon their estimated fair value at the date of acquisition.

     On December 30, 2001, the Company paid a deposit of $800,000 related to a Purchase Agreement to acquire from Euro Tech, Inc. all of the outstanding stock of Euro Tech (U.K.) Private Ltd. (Euro U.K.). Euro U.K. is an information technology consulting company located in the United Kingdom. The total purchase price was $800,000 and the acquisition was effective on January 2, 2002.

5.   EMPLOYEE ADVANCES:

     As of December 31, 2000 and 2001, other current assets include employee advances of $110,067 and $115,319, respectively, and other long-term assets include employee advances of $30,968 and $5,000, respectively. The employee advances do not bear interest and are repaid based on scheduled monthly installments.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

6.   PROPERTY AND EQUIPMENT:

                                                          DECEMBER 31
                                                    -----------------------
                                                      2000           2001
                                                    ---------      --------
     Equipment..................................    $ 171,015      $226,893
     Automobiles................................       16,200        16,200
     Furniture and fixtures.....................       22,691        23,394
                                                    ---------      --------
                                                      209,906       266,487
     Less- Accumulated depreciation.............     (96,112)      (128,459)
                                                    ---------      --------
                                                    $ 113,794      $138,028
                                                    =========      ========

7.   ACCRUED EXPENSES AND VALUATION ACCOUNTS:

                                                          DECEMBER 31
                                                    -----------------------
                                                      2000           2001
                                                    ---------      --------
     Accrued payroll and bonuses................   $  911,793    $1,235,575
     Accrued income taxes.......................      969,127       858,108
     Other......................................      577,757       760,700
                                                   ----------    ----------
     Total......................................   $2,458,677    $2,854,383
                                                   ==========    ==========

     Allowance for doubtful accounts:

                                                     DECEMBER 31
                                         ---------------------------------
                                           1999        2000          2001
                                         -------     --------      -------
     Balance at beginning of period...   $20,000     $ 50,000      $50,000
     Provision........................    30,000      398,178        4,441
     Charges..........................        --     (398,178)      (4,441)
                                         -------     --------      -------
     Balance at end of period.........   $ 50,000     $50,000      $50,000
                                         =======     ========      =======

8.   LINE OF CREDIT:

     In May 2000, the Company entered into a Loan and Security Agreement (the Agreement) with a finance company that provides for a $3,000,000 revolving line of credit (the Revolver). Available borrowings under the Revolver are based on the lessor of $3,000,000 or a stated percentage of eligible accounts receivable, as defined. Substantially all of the Company's assets are pledged as collateral under the Agreement. In addition, the Agreement grants the finance company the right to direct all deposits received on outstanding accounts receivable against the outstanding balance under the Revolver, if any. As a result, outstanding borrowings under the Revolver are classified as a current liability in the accompanying balance sheet.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)


     Borrowings under the Revolver bear interest at the bank's prime rate plus 1 percent and interest is payable monthly. Interest expense on the Revolver was $32,235 and $73,388 for the years ended December 31, 2000 and 2001, respectively. While the original term of the Revolver was to expire in May 2002, the finance company that issued the Revolver filed for bankruptcy protection in early 2002 and as a result the Revolver was terminated.

     The Company is required to maintain compliance with certain financial and non-financial covenants, as defined, including a net worth requirement, and the Agreement places restrictions on employee advances, capital expenditures, compensation and additional indebtedness.

9.   STOCKHOLDERS EQUITY:

     Stock transfer

     In January 2000, the Company's sole stockholder transferred 4,122,408 shares of the Company's common stock held by him to two officers of the Company. This transfer was in consideration for services rendered and the Company recorded compensation expense of $728,000 in 2000 based on the estimated fair value of these shares as determined by management with the use of an outside independent appraisal. The transfer of these shares was recorded as a capital contribution by the majority stockholder and a compensation charge for the stock issuance by the Company.

     Stock split

     On July 9, 2001, the Company's Board of Directors approved an increase in the authorized shares of common stock from 200 to 50,000,000 shares and a 149,437.27 for one stock split for all outstanding shares of common stock on that date. All share and per share data has been retroactively restated to reflect this stock split.

     Stock issuance

     On July 17, 2001 the Company entered into restricted stock agreements with three entities which include the issuance of 6,183,610 shares of the Company's common stock for consulting and advisory services provided to the Company. These agreements include provisions for forfeiture of the shares if a business combination between the Company and SWWT, Inc. is not completed within a specified period, as defined. If the business combination is completed within the specified period, the Company will record an expense amount as part of the merger related expenses which will be based on the fair value of the shares issued to these entities based on the trading price of SWWT, Inc. common stock. As discussed in Note 3, the merger with SWWT, Inc. was effective as of February 1, 2002 at which time the risk of forfeiture on these shares lapsed. As of February 1, 2002 the Company will record an expense charge for these shares of $19,478,371 based on the trading price of SWWT, Inc. common stock on that date.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)


10.  INCOME TAXES:

     The components of the income tax provision are as follows:

                                                        YEAR ENDED DECEMBER 31
                                               --------------------------------------------
                                                  1999            2000              2001
                                               ----------       ----------       ----------
     CURRENT:
       Federal..............................   $  827,043       $  418,911       $  569,996
       State................................      267,573          135,358          184,410
                                               ----------       ----------       ----------
     Total current..........................    1,094,616          554,269          754,406
                                               ----------       ----------       ----------
     DEFERRED:

       Federal..............................     (197,202)         973,659          355,091
       State................................      (63,801)         315,007          114,882
                                               ----------       ----------       ----------
     Total deferred.........................     (261,003)       1,288,666          469,973
                                               ----------       ----------       ----------
     TOTAL INCOME TAX PROVISION.............   $  833,613       $1,842,935       $1,224,379
                                               ==========       ==========       ==========

     The income tax provision differs from the amount currently payable because certain expenses, primarily accrued recruiting and training, certain other accruals and bad debt expense, are reported in different periods for financial reporting and income tax purposes.

     Taxes on the undistributed earnings of the Company's international subsidiary are provided for at the applicable U.S. Federal and state income tax rates since management does not expect these earnings to be reinvested indefinitely in the foreign subsidiaries operations.

     The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:

                                                  YEARS ENDED DECEMBER 31
                                               ---------------------------------
                                                 1999          2000       2001
                                                 ----          ----       ----
     Tax at statutory rate...................    34.0%         34.0%      34.0%

     State and city income taxes,
       net of federal tax benefit............    11.0          11.0       11.0

     Non-deductible expenses.................     8.0          0.8         1.3
                                                 ----          ----       ----
                                                 53.0%         45.8%      46.3%
                                                 ====          ====       ====

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)


     The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:


                                                         DECEMBER 31
                                                -----------------------------
                                                   2000               2001
                                                -----------       -----------
     DEFERRED TAX ASSETS-
     Allowance for doubtful accounts........     $   22,500       $    22,500
     Accrued vacation.......................         77,400            68,810
     Other accrued expenses.................        261,225           486,225
                                                -----------       -----------
                                                    361,125           577,535
                                                -----------       -----------
     DEFERRED TAX LIABILITIES-
     Depreciation...........................        (19,365)          (21,902)
     Undistributed earnings
       of foreign subsidiary................     (1,344,673)
                                                -----------       -----------
                                                 (1,364,038)       (2,050,421)
                                                -----------       -----------
     Net deferred tax (liability) asset.....    $(1,002,913)      $(1,472,886)
                                                ===========       ===========

11.  RELATED PARTY TRANSACTIONS:

     As of December 31, 1997, the Company had received advances from the Company's majority shareholder totaling $85,865. In 1998, the Company received additional advances from the Company's majority stockholder totaling $16,628. These advances did not bear interest and had no stated maturity date. The amount was repaid by the Company between February and September 1999.

     During 2000, the Company made an advance to the majority stockholder in the amount of $293,645. The advance did not bear interest. There was no formal written agreement for this advance, however, the majority stockholder repaid this amount in April 2001.

     During 2001, the Company made an advance to the majority shareholder in the amount of $86,508. The advance does not bear interest. There has been no formal written agreement for this advance, however, the majority shareholder will repay this amount in 2002.

     During the years ended December 31, 1999, 2000 and 2001, the Company recorded consulting expenses of $879,556 $902,894 and $0, respectively, for subcontracting services provided by an entity that is owned by a stockholder of the Company. No amounts are included in accounts payable as of December 31, 2000 or 2001 related to this subcontractor.

     During the years ended December 31, 1999, 2000 and 2001, the Company recorded expenses related to recruitment and training services provided by two related parties. One entity is located in India and is owned by a relative of an officer of the Company. For the years ended December 31, 1999, 2000 and 2001, the expense recorded for this entity was $50,000, $49,596 and $27,000, respectively. The second entity is located in Sri Lanka and is owned by a relative

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

of an officer of the Company. For the years ended December 31, 1999, 2000 and 2001, the expense recorded for this entity was $10,755, $0 and $0, respectively. There were no amounts payable as of December 31, 2000 and 2001 related to these entities.

     During the years ended December 31, 1999, 2000 and 2001, the Company recorded rental expense of $3,825, $5,100 and $5,100, respectively, related to one of the Company's office locations which is owned by a relative of the Company's majority stockholder. The lease agreement calls for monthly rentals of $425 through the expiration date in December 2002.

12.  SUPPLIER CONCENTRATION:

     In addition to the use of the Company's employees on the various consulting projects, the Company also utilizes outside consultants for several contracts. Many of these outside consultants are small, independent contractors. The Company's reliance on outside consultants involves several risks, including a potential inability to obtain an adequate supply of services and reduced control over pricing, timely delivery of service and quality of service.

     During the years ended December 31, 1999, 2000 and 2001, $4,755,102, $8,745,725 and $7,578,186, respectively, of outside consultant expenses were recorded by the Company.

     During 1999, the Company had an arrangement with an unrelated Indian entity, Apex Software Private Limited, which requires the Company to pay specified fees for recruiting and training charges for new employees recruited for the Company. The total expense recorded for these recruiting and training services for the year ended December 31, 1999 was $1,593,491 and this amount is included in accrued expenses as of December 31, 1999. Effective in January 2000 the Company purchased the legal name of Apex Software Private Limited for consideration of $535 and began providing these recruiting and training services through its wholly-owned subsidiary. The Company also established a Cyprus branch of Apex.

13.  EMPLOYEE BENEFIT PLAN:

     The Company has a Section 401(k) retirement savings plan (the 401(k) Plan). The 401(k) Plan allows employees to contribute 1 percent to 15 percent of their annual compensation subject to statutory limitations. Company contributions to the 401(k) Plan are discretionary. For the year ended December 31, 2001, the Company made no matching contributions to the 401(k) Plan.

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)


14.  COMMITMENTS AND CONTINGENCIES:

         Operating leases

     The Company is contingently liable under noncancelable operating leases for office space and automobiles. For the years ended December 31, 1999, 2000 and 2001, rent expense was $79,952, $130,161 and $189,356, respectively.

     Future minimum rental payments under these leases are as follows:

     FISCAL YEAR
     -----------
     2002..........................          $175,668
     2003..........................            98,222

     The Company is also obligated to pay certain real estate taxes and other expenses under these lease terms.

     Employment agreements

     The Company has entered into employment agreements with two officers which require annual base salaries of $500,000 and $250,000, respectively. One of these officers also receives a minimum annual bonus of $250,000. These agreements also include provisions for discretionary bonus amounts based on the Company's operating results and the discretion of the Board of Directors. The agreements terminate on January 31, 2008 and 2006, respectively, unless terminated earlier in accordance with the terms of the agreements. In the event of termination of these agreements by the Company without cause or by the employee with good cause, the Company would be obligated to pay the remaining salaries and bonus amounts for the remaining term of the agreements as well as a reimbursement payment to eliminate the effect of any excise taxes associated with these payments.

     Legal proceedings

     In November 2000, DSQ Europe plc, an IT services company incorporated in the U.K. and an affiliate of the India based DSQ Group (DSQ), approached the Company with a proposal whereby they would acquire the Company and a number of other companies with a view to completing an initial public offering in London Main Exchange for the merged entity. The Company demanded and received a good faith deposit of $1 million in escrow with the law firm of Pepper Hamilton LLP as the escrow agent, as documented by an escrow agreement. However, DSQ failed to produce any definitive acquisition agreement by the December 15, 2000 deadline, as required by the escrow agreement. When the escrow agent served a notice to release the fund to the Company, DSQ sued the escrow agent and the Company in New Jersey Federal Court to recover the escrow funds. The Company countersued and DSQ subsequently asked for a summary judgment in their favor. The litigation was settled in February 2002 and DSQ agreed

                   SANVISION TECHNOLOGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1999, 2000 AND 2001 (CONTINUED)

to pay the Company $200,000 in cash and forgave a liability from the Company in the amount of $62,155. Per the terms of the Merger agreement (see Note 3) should the Company be allowed to keep any or all of the escrow funds, either by Court order or by a negotiated settlement, it will be paid out to the Company's majority stockholder.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 2001:

                                                            QUARTERS ENDED
                                          -----------------------------------------------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30, DECEMBER 31,
                                             2001           2001         2001         2001
                                          -----------   -----------   -----------   -----------
Revenues ..............................   $ 7,421,191   $ 5,833,665   $ 5,292,381   $ 5,436,248
Gross profit ..........................     2,139,341     1,666,687     1,425,233     1,109,073
Net income (loss) .....................       752,953       439,228       284,449       (57,999)
Basic and diluted earnings
   per share ..........................   $      0.03   $      0.01   $      0.01   $      --

                                                            QUARTERS ENDED
                                          -----------------------------------------------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30, DECEMBER 31,
                                             2000           2000         2000         2000
                                          -----------   -----------   -----------   -----------
Revenues ..............................   $ 5,777,938   $ 5,893,813   $ 6,985,961   $ 7,736,479
Gross profit ..........................     1,547,123     1,606,109     1,965,848     2,008,363
Net income ............................       393,031       593,662       560,106       633,176
Basic and diluted earnings
   per share ..........................   $      0.01   $      0.02   $      0.02   $      0.02

16.  SUBSEQUENT EVENTS:

     See disclosure in Note 3 for subsequent event disclosure related to the merger with SWWT, Inc. which was effective on February 1, 2002.

     See disclosure in Note 4 for subsequent disclosure related to the acquisition of Euro U.K. which was effective on January 2, 2002.

               PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

     The following unaudited pro forma condensed combined statements of operations combine SanVision's and the Company's results for the year ended December 31, 2001. The unaudited pro forma condensed combined balance sheet combines the balance sheets of SanVision and the Company as of December 31, 2001.

     The Merger is being recorded for accounting and financial reporting purposes with SanVision as the acquiror through a reverse merger. Upon completion of the Merger, the holders of SanVision common shares received in the aggregate approximately 87.5% of the outstanding SVT common shares, and the SanVision officers and management team became the officers and management of SVT. SanVision designees represent a majority of the directors of SVT. Thus, the Combination will be treated as an issuance of shares, primarily for cash, by SanVision. SVT will reflect in its consolidated financial statements the assets and liabilities of SanVision at their historical book values and the tangibles assets and liabilities of SWWT at their fair values. SVT will not combine the historical earnings of SWWT with those of SanVision, but will report SanVision's operations through the effective date of the Merger.

     The unaudited pro forma balance sheet, statements of operations and the accompanying notes should be read in conjunction with the financial statements of SWWT and SanVision in this Item 8.

     The unaudited pro forma condensed combined financial information is provided for informational purposes only and does not purport to represent what the combined financial statements or the pro forma adjustments would be if the Merger in fact occurred on the dates indicated. The following unaudited pro forma condensed combined statements of operations and balance sheet illustrate the estimated effects of the Merger as if the transaction had occurred for the statement of operations as of the beginning of the period presented (i.e., January 1, 2001) and for the balance sheet as of December 31, 2001. The unaudited pro forma condensed combined statement of operations does not include the impact of nonrecurring charges or credits directly attributable to the transaction. There have been no transactions between SanVision and SWWT requiring adjustment in the unaudited pro forma condensed combined financial information.

     The following sets forth the unaudited pro forma condensed combined balance sheet of SanVision and SWWT as if the Merger had been effective as of December 31, 2001. See notes to the pro forma condensed combined balance sheet.

                   PRO FORMA CONDENSED COMBINED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                 PRO FORMA           PRO FORMA
                                               SANVISION           SWWT          ADJUSTMENTS          COMBINED
                                              -----------       -----------       ---------         -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents...........      $   526,076       $ 1,038,186       $      --         $ 1,564,262
    Accounts receivable, net ...........        5,368,383              --                --           5,368,383
    Deferred income taxes ..............          577,535              --                --             577,535
    Other current assets ...............          538,838            42,694              --             581,532
                                              -----------       -----------       ---------         -----------
Total current assets ...................        7,010,832         1,080,880              --           8,091,712
Property and equipment, net ............          138,028              --                --             138,028
Intangible assets, net .................        2,833,278              --                --           2,833,278
Investment .............................             --             250,000              --             250,000
Other long-term assets .................          893,151              --                --             893,151
                                              -----------       -----------       ---------         -----------
                                              $10,875,289       $ 1,330,880       $      --         $12,206,169
                                              ===========       ===========       =========         ===========

LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable....................      $ 1,062,792        $       --       $      --         $ 1,062,792
    Accrued expenses....................        2,854,383           851,163              --           3,705,546
    Line of credit......................           51,614                --              --              51,614
                                              -----------       -----------       ---------         -----------
Total current liabilities...............        3,968,789           851,163              --           4,819,952
                                              -----------       -----------       ---------         -----------
Deferred income taxes...................        2,050,421                --              --           2,050,421
                                              -----------       -----------       ---------         -----------
Preferred stock.........................                                           (410,955)(a)
                                                       --         3,485,955      (3,075,000)(b)              --
                                              -----------       -----------       ---------         -----------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock........................          730,500             1,561          33,721 (b)         345,900
                                                                                   (419,882)(c)
    Additional paid-in capital..........               --             1,561       3,041,279 (b)         864,317
                                                                                    419,882 (c)
                                                                                 (2,598,405)(d)
    Cumulative translation
      adjustments.......................         (163,840)               --              --            (163,840)
    Retained earnings (deficit).........        4,289,419       (2,598,405)       2,598,405(d)        4,289,419
    Note receivable.....................               --         (410,955)         410,955(a)               --
                                              -----------       -----------       ---------         -----------
    Total stockholders'
      equity (deficit)..................        4,856,079        (3,006,238)      3,485,955           5,335,796
                                              -----------       -----------       ---------         -----------
                                              $10,875,289       $ 1,330,880       $      --         $12,206,169
                                              ===========       ===========       =========         ===========

Notes to pro forma condensed combined balance sheet:
----------------------------------------------------

(a)  Represents the settlement of the SWWT preferred stock note receivable.
(b)  Represents conversion of SWWT preferred stock into common stock.
(c) Represents reclassification for change in par value per common share to $0.01 per share.
(d)  Eliminates SWWT's accumulated deficit.

     The pro forma condensed combined balance sheet excludes the estimated transaction costs incurred by SanVision in connection with the Merger, including estimated cash transaction expenses of approximately $200,000, and the issuance of 6,183,610 shares of SanVision common stock in July 2001 which are being recorded based on the closing price of SWWT common stock on the Merger date. Based on the closing price of SWWT common stock on December 31, 2001, of $5.00, these shares would be valued at approximately $30,680,000. These shares of SanVision common stock were issued under certain restricted stock agreements to three entities (ERV Associates II, LLC, CJM Associates, LLC and MCG-SVT, LLC), one of which (ERV) is an affiliate of Walter A. Carozza, a director and officer of SWWT before the Combination and a director of the Company after the Combination. The shares were issued for consulting services related to the Combination with SWWT, and the agreements include provisions for forfeiture of these shares if a business combination was not completed between SanVision and SWWT within a specified period, as defined. In accordance with the SEC Accounting Disclosure Rules and Practices, the transaction costs will be charged directly to equity to the extent of the cash received in the Merger and any excess costs will be charged to expense.

     The following sets forth the unaudited pro forma condensed combined statement of operations for SanVision and SWWT for the year ended December 31, 2001 as if the merger had been effective as of January 1, 2001. See notes to the pro forma condensed combined statement of operations.

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                          PRO FORMA             PRO FORMA
                                      SANVISION           SWWT           ADJUSTMENTS             COMBINED
                                     ------------      ----------         ----------            ------------
Revenues .........................   $ 23,983,485      $       --         $       --            $ 23,983,485
                                     ------------      ----------         ----------            ------------
Cost of revenues .................     17,643,151              --                 --              17,643,151
Gross profit .....................      6,340,334              --                 --               6,340,334
Operating expenses:
   General and administrative
      expenses ...................      3,658,506         1,170,836               --               4,829,342
                                     ------------      ----------         ----------            ------------
Operating income (loss) ..........      2,681,828        (1,170,836)              --               1,510,992
Interest income ..................         34,570            78,703               --                 113,273
Interest expense .................         73,388              --                 --                  73,388
Income (loss) before income
  taxes ..........................      2,643,010        (1,092,133)              --               1,550,877
Income taxes .....................      1,224,379              --             (487,091)(a)           737,288
                                     ------------      ----------         ----------            ------------
Net income (loss) ................   $  1,418,631      $ (1,092,133)      $    487,091          $    813,589
                                     ============      ============       ============          ============
Basic earnings per share .........   $       0.05      $      (0.70)                            $       0.02
                                     ============      ============                             ============
Diluted earnings per share .......   $       0.05      $      (0.70)                            $       0.02
                                     ============      ============                             ============
Basic weighted average shares
  outstanding (b) ................     29,887,454         1,561,127                               40,725,815
                                     ============      ============                             ============
Diluted weighted average
  shares outstanding (b) .........     29,887,454         1,561,127                               40,820,994
                                     ============      ============                             ============

Notes to pro forma condensed combined statement of operations:
--------------------------------------------------------------

(a) Represents the income tax benefit associated with the loss before income taxes of SWWT.
(b) Pro forma basic and diluted weighted average shares outstanding for SWWT includes the historical weighted average shares outstanding adjusted for the one-for-two reverse stock split effective prior to the Merger. Pro forma diluted weighted average shares outstanding for SWWT does not include common stock equivalents since these would be antidilutive. Pro forma combined basic weighted average shares outstanding includes the shares outstanding as of the merger (including the issuance of 6,183,610 shares of SanVision common stock related to the Merger transaction) and also reflects the stock split noted above. Pro forma combined diluted weighted average shares outstanding includes the pro forma combined basic weighted average shares as well as the impact of the outstanding common stock options for SWWT using the treasury stock method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 4, 2002, the board of directors of the Company authorized the appointment of the firm of Arthur Andersen LLP as the

Company's auditor, to replace the firm of Ernst & Young LLP. Arthur Andersen LLP has been the auditor for SanVision.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors and the executive officer of the Company:

     NAME                            AGE               POSITION                         DIRECTOR SINCE
     ----                            ---               --------                         --------------
     Sanjay Sethi                    40       Chief Executive Officer,                  February 2002
                                              Secretary and Director
     Amit Sarkar                     50       Chief Operating Officer and Director      February 2002
     Raj Janarthanan                 42       Director                                  February 2002
     Michael Bell                    43       Chief Financial Officer                         --
     Amit Bhatiani                   31       Director                                  April 2002
     Walter A. Carozza               46       Director                                  April 2000
     Jack Kemp                       66       Director                                  February 2002
     Vincent A. Wasik                57       Director                                  February 2002

     Sanjay Sethi is the founder and CEO of SanVision. He initially founded SanVision in 1992 as a consulting company, which commenced operations in the current form in September 1997. Mr. Sethi is a software engineer by training and started his career at IBM. He later worked as a database architect in several Wall Street firms including Salomon Brothers, Smith Barney Shearson, Lehman Brothers and JP Morgan. He graduated from the University of Illinois with a Masters degree in Electrical Engineering and Computer Science.

     Amit Sarkar joined SanVision as Vice Chairman and CFO in January 2000. From 1995 through 1999 he was the CEO of JNA Capital, Inc., an investment banking company which he founded, focusing on technology companies. Previously, he was a career investment banker in several executive positions in Citigroup. He had also worked at General Motors Corporate Treasury in its New York central office. He has an M.S. in physics and an M.B.A. in finance and international business from the New York University Stern Business School, and completed an Advanced Management Program at Harvard Business School.

     Raj Janarthanan is a co-founder of SanVision and has had the responsibility for human resources management of SanVision since it commenced operations in its current form in September 1997. He graduated from University of Illinois, Urbana-Champaign, in 1993 with a Master of Science degree and also has an M.S. degree from the University of Norway.

     Michael Bell joined SVT in March 2002 as CFO. Prior thereto, he was Director and Chief of Staff in Citigroup Asset Management for three years which provides investment management services worldwide to public and private pension funds and foundations. Before Citigroup, Mr. Bell served in a variety of positions at J.P. Morgan and Co., Inc, the last as Chief Administrative Officer of the Proprietary Positioning business. Mr. Bell served as a director for several J.P. Morgan subsidiaries. Mr. Bell has a BS degree from Boston College where he double majored in Accounting and Economics, and a CPA license from the State of New Jersey (inactive status).

     Amit Bhatiani has been an independent advisor for several IT startup companies since 2001. Prior thereto, he was co-founder and Chief Executive Officer in 2000 of Invertica, an IT company in the area of design and implementation of enterprise software for financial trading and risk management systems. From 1997 to 2000, Mr. Bhatiani was a co-founder and Chief Technology Officer of SanVision. Prior thereto, he worked from 1992-1997 as Chief Technical Architect of JPMorgan.

     Walter A. Carozza served as Vice President of SWWT from July 2001 until February 2002. He has been a managing member of M3 Partners LLC since 1993 and a manager of the general partner of East River Ventures II, L.P., a stockholder of the Company, since 1997. He has served as a member of the board of directors and the co-President of Victory Ventures since 1996 and has been a member of the boards of directors of several portfolio companies, including IESI, iLife Systems, FIOC, and HCI. Since 2000, Mr. Carozza has also served as the President and a director of Equities Enterprises, Inc., another stockholder of the Company, through its wholly-owned subsidiary Equities Holdings, LLC.

     Jack Kemp is co-director of Empower America, a public policy and advocacy organization he co-founded in 1993 with William Bennett and Ambassador Jeane Kirkpatrick. From 1989 to 1992, Mr. Kemp served as the United States Secretary of Housing and Urban Development. Mr. Kemp received the Republican Party's nomination for Vice President in August of 1996. In 1995, Jack Kemp served as chairman of the National Commission on Economic Growth and Tax Reform. Before his appointment to the Cabinet, Mr. Kemp represented the Buffalo area and western New York for 18 years in the United States House of Representatives from 1971-1989. He served for seven years in the Republican Leadership as Chairman of the House of Republican Conference. Before his election to Congress in 1970, Mr. Kemp played 13 years as a professional football quarterback. He co-founded the American Football League Players Association and was five times elected president of that Association. Since February 2000, Mr. Kemp has written a weekly syndicated newspaper column for the Copley News Service Nationwide. He serves as a member of the board of directors of various private sector and non-profit organizations, including Oracle Corporation, IDT Telecom, NFL Charities, Howard University and Habitat for Humanity.

     Vincent A. Wasik is a co-founder and a Principal of MCG Global, LLC, a Westport, Connecticut-based private equity firm. Mr. Wasik served as a board member and Chairman of the Executive Committee of Carson, Inc. from August 1995 until the sale to L'Oreal in July 2000, and as a board member of Global Household Brands from April 1998 until the sale to WD-40 Company in April 2001, and is an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut. Mr. Wasik is also Chairman of the Board of Directors of United Shipping and Technology (NASDAQ: USHP).

STOCKHOLDERS AGREEMENT

     In connection with the closing of the Merger, the Company entered into a stockholders agreement (the "Stockholders Agreement") with certain persons who either were stockholders of the Company before the Merger or became stockholders of the Company as a result of the Merger, all of whom are named in the table in
Item 12 of this report (the "Stockholders").

     Corporate Governance

     The Stockholders Agreement provides that, from and after the effective time of the Merger, the Company's board of directors will consist of seven directors which will be designated as follows:

     o Sanjay Sethi, Amit Sarkar and Raj Janarthanan (collectively, "the SVT Stockholders") have the right to designate and submit for election five directors (the "Class A Directors");

     o East River Ventures II, L.P. has the right to designate and submit for election one director (the "Class B Director"); and

     o MCG-SVT LLC has the right to designate and submit for election one director (the "Class C Director").

     The five Class A Directors are Sanjay Sethi, Amit Sarkar, Raj Janarthanan, Jack Kemp and Amit Bhatiani; the Class B Director is Walter A. Carozza; and the Class C Director is Vincent A. Wasik.

     Each Stockholder agreed that, during the term of the Stockholders Agreement, he or it will take all such actions to effect the election of those persons duly designated as described above, including the voting of all of his or its stock for that purpose. The Company and its board of directors agreed to take any and all actions required, permitted, or necessary to cause such designees to be elected or appointed to the board of directors, including calling a regular or special meeting of stockholders of the Company to ensure the election to or removal from the board of directors of any person or persons so designated to be so elected or removed, and soliciting proxies in favor of the election of such designees.

     If a director dies, resigns or is removed prior to the expiration of his term as a director, the person or persons that had the right to designate and have elected such director will promptly elect a replacement director, and the Stockholders will effect the election to the Company's board of directors of such replacement designee to fill the unexpired term of the director whom such new designee is replacing.

     The rights of the SVT Stockholders, East River Ventures II, L.P. and MCG-SVT LLC to designate and elect directors are not assignable.

     The Stockholders Agreement provides that at any regular or special meeting called for the purpose of removing directors, or in any written consent executed in lieu of such a meeting of stockholders

     o (A) the SVT Stockholders will have the right to remove any Class A Director with or without cause, (B) East River Ventures II, L.P, will have the right to remove a Class B Director with or without cause, and
         (C) MCG-SVT LLC will have the right to remove a Class C Director with or without cause; and

     o none of them will have any right to remove or cause to be removed any director designated by any of the others, except that any director may be removed by the affirmative vote of at least a majority of the other directors, but only for cause, or may be removed by the affirmative vote of all the other directors (not just a quorum). Each Stockholder will agree to vote all of his or its shares of Company securities having voting power (and any other shares over which he or it exercises voting control) for the removal of any director upon the request of the person or persons designating such director and for the election to the board of directors of a substitute designated by such person or persons.

     If the size of the Company's board of directors is increased at any time, the persons identified above as having the right to designate directors will have the right to at least proportionate representation on the board of directors following such increase based on the composition of the board of directors as between such persons immediately before such increase; however, in no event will the board of directors consist of more than eleven directors.

     The Company agreed that from and after the effective time of the Merger,

     o it will cause each person designated by the persons identified above to be included (consistent with applicable law and its certificate of incorporation and bylaws) in the group of nominees who are recommended for election as directors by the Company to the stockholders following the date on which such person is so designated, and at each succeeding meeting of the Company's stockholders when directors are to be elected, and

     o at a special meeting of the board of directors held as soon as practicable after the creation of any vacancy as a result of the death, resignation or removal of a director, it will cause the appointment of such person as is designated by the appropriate person or persons identified above to fill any such vacancy, if a special meeting is required to effect such appointment.

     Subject to any law or stock exchange rule prohibiting committee membership by affiliates of the Company, each of the persons identified above having the right to designate directors will be entitled to at least proportionate representation (and in any event not less than one) on any committee of the board of directors based on the composition of the board of directors.

     Under the terms of the Stockholders Agreement, effective upon the closing of the Merger, Mr. Sethi was appointed Chief Executive Officer of the Company and Mr. Sarkar was appointed Chief Operating Officer of the Company.

     Voting Matters

     In addition to any vote or consent of the Company's board of directors or its stockholders required by law or the Company's certificate of incorporation, the affirmative vote of either the Class B Director or the Class C Director, which affirmative vote shall not be unreasonably or improperly withheld, will be necessary for authorizing, effecting or validating any of the following actions, but such necessary approval shall not relieve any such director from his fiduciary duties to the Company:

     o (A) an increase or decrease in the authorized capital of the Company or any Company subsidiary, including the splitting, combination, or subdivision of any capital stock, (B) the creation or authorization of any class of capital stock, (C) the issuance of any additional shares of capital stock of the Company or any Company subsidiary, or rights to acquire such capital stock, (D) the repurchase or redemption of any shares of such capital stock, or (E) the declaration or payment of any dividend in respect of such capital stock, whether such dividend is payable in cash, shares of capital stock or other property;

     o the hiring by the Company or any Company subsidiary of any chief executive officer, chief financial officer, chief operating officer or chief technology officer, or the entering into or amendment of any employment or severance agreement or any change of control agreement with any such officer;

     o the sale, lease, transfer or other conveyance (including pledging or allowing a lien to exist), in a single transaction or related series of transactions, of all or substantially all of the consolidated assets of the Company and its subsidiaries;

     o the consolidation or merger of the Company with, or permitting any Company subsidiary to consolidate or merge with, any person;

     o the taking or institution of any proceedings relating to the bankruptcy or the dissolution, liquidation or winding-up of Company, or permitting any Company subsidiary to take or institute any proceedings relating to the bankruptcy or the dissolution, liquidation or winding-up of such subsidiary;

     o the entering into by the Company or any Company subsidiary of any material transaction with any of their officers, directors or affiliates except transactions (x) entered into in the ordinary course of business in good faith, (y) on fair and reasonable terms no less favorable to the Company or its subsidiary than it would obtain in a comparable arm's length transaction with a person not an affiliate and
         (z) the terms of which have been previously disclosed to the Class B Director;

     o the acquisition by the Company or any Company subsidiary, in one transaction or a series of related transactions, and by means of a merger, consolidation or otherwise, of any capital stock, other equity interest (with economic, voting, or other beneficial interests) or assets of, or any direct or indirect ownership of, any person, or any investments, loans, advances or extensions of credit to any person, or the creation of any subsidiary in which the Company has an economic interest;

     o except as expressly contemplated by the Stockholders Agreement, any amendment of the Company's certificate of incorporation or by-laws, or the filing of any resolution of the board of directors with the Secretary of State of the State of Delaware containing any provisions that would adversely affect or otherwise impair the rights of the holders of the Company Common Stock or would be inconsistent with the provisions of the stockholders agreement;

     o any direct or indirect borrowing or incurrence of, or agreement to borrow or incur, any indebtedness or liability for borrowed money or guarantee such indebtedness, or any agreement to become contingently liable, by guaranty or otherwise, for the obligations or indebtedness of any person, or making or committing to make any loans, advances or capital contributions to, or investments in, any person or to any other person, or the refinancing or restructuring of any existing loan, not including (i) the incurrence of trade indebtedness or contingent liabilities in the ordinary course of business, and (ii) the making of bank deposits and other investments in marketable securities and cash equivalents in the ordinary course of business and consistent with past practice; and

     o the entering into, or permitting any Company subsidiary to enter into, any agreement to do or effect any of the foregoing.

     Board Meetings

     The Company's board of directors will hold, during the term of the Stockholders Agreement, regularly scheduled, in-person meetings no less frequently than six times per year.

     Certificate of Incorporation; Bylaws

     The Company and the Stockholders will take all lawful action necessary to ensure at all times that the certificate of incorporation and by-laws of the Company are not inconsistent with the provisions of the Stockholders Agreement or the transactions contemplated by the Stockholders Agreement.

     Termination

     The above described provisions of the Stockholders Agreement will terminate on the earliest to occur of the following:

     o   the bankruptcy or dissolution of SVT,

     o immediately prior to the consummation of a merger, consolidation, reorganization or other business combination of SVT which results in the transfer of more than 50% of the voting securities of SVT or the sale of all or substantially all of the assets of SVT,

     o any single Stockholder becoming the owner of all the SVT common stock, or

     o   February 1, 2012.

ITEM 11. EXECUTIVE COMPENSATION.

     During 2000 and 2001, the Company had only one part-time employee - Jonathan V. Diamond, its Chairman of the Board, President and Secretary. Mr. Diamond had a three-year employment contract dated as of March 22, 2000, under which he was entitled to receive an annual salary of $250,000 and an annual bonus of at least $50,000. None of this cash compensation was ultimately paid to Mr. Diamond , and he waived payment of any such compensation in his termination agreement with the Company, effective January 21, 2002.

     No stock options were granted to or exercised by Mr. Diamond during 2001.

     Mr. Sethi has entered into an employment agreement with SVT effective as of February 1, 2002, pursuant to which he is serving as SVT's Chief Executive Officer for an annual base salary of $500,000. In addition, Mr. Sethi is entitled to receive a minimum annual bonus of 50% of his base salary and an annual performance bonus in an amount which will be based on a formula related to SVT's operating income. Under the employment agreement, SVT's target operating income for 2002 is $1.2 million and will increase by $100,000 per year through the end of 2007. If SVT achieves 100% or more of its target operating income for a specific year, Mr. Sethi would receive a performance bonus for that year equal to 100% of his base salary plus 10% of the amount of operating income which exceeds the target operating income. If SVT only achieves at least 80% but less than 85% of its target operating income for a specific year, Mr. Sethi would receive a performance bonus for that year equal to 50% of his base salary. If SVT achieves less than 80% of its target operating income for a specific year, Mr. Sethi would not be entitled to any performance bonus for that year except as determined by the board of directors in its sole discretion. The performance bonus is to be paid in addition to the minimum bonus.

     The agreement will terminate on January 31, 2008, unless it is terminated earlier in accordance with its terms. If the agreement is terminated by SVT for cause or by Mr. Sethi without good reason, Mr. Sethi is entitled to payment of his base salary until the date of termination. If the agreement is terminated by SVT without cause or by Mr. Sethi with good reason, Mr. Sethi is entitled to payment of his base salary until January 31, 2008 in the form of a lump sum payment and any earned bonus payments until the date of termination. The agreement also includes a gross-up provision in the event that any payments to Mr. Sethi are deemed to be excess parachute payments taxable under section 4999 of the Internal Revenue Code. The agreement contains a non-competition obligation for Mr. Sethi, which expires one year after the termination of his employment. During the same period, Mr. Sethi is prohibited from recruiting or hiring any person who was employed by SVT during the preceding three months.

     Mr. Sarkar entered into an employment agreement with SanVision effective as of January 31, 2000, which has been assumed by SVT by virtue of the Combination and pursuant to which he is serving as SVT's Chief Operating Officer for an annual base salary of $250,000. In addition, Mr. Sarkar is entitled to receive an annual performance bonus in an amount to be determined by the Chief Executive Officer of SVT, but not less than 50% of the Chief Executive Officer's performance bonus or minimum annual bonus.

     The agreement will terminate on January 31, 2006, unless it is terminated earlier in accordance with its terms. After January 31, 2006, it will be automatically renewed annually unless it is terminated 90 days prior to said renewal periods. If the agreement is terminated by SVT for cause or by Mr. Sarkar without good reason, Mr. Sarkar is entitled to payment of his base salary until the date of termination. If the agreement is terminated by SVT without cause or by Mr. Sarkar with good reason. Mr. Sarkar is entitled to payment of his base salary until January 31, 2006 in the form of a lump sum payment and any earned bonus payments until the date of termination. The agreement also includes a gross-up provision in the event that any payments to Mr. Sarkar are deemed to be excess parachute payments taxable under section 4999 of the Internal Revenue Code. The agreement contains a non-competition obligation for Mr. Sarkar, which expires one year after the termination of his employment. During the same period, Mr. Sarkar is prohibited from recruiting or hiring any person who was employed by SVT during the preceding three months.

DIRECTORS' COMPENSATION

     In 2001, directors of the Company did not receive fees for attending board meetings or committee meetings. Directors were and are currently reimbursed for their out-of-pocket expenses, including travel, incurred in the performance of their duties as directors. The compensation policy for non-employee directors is currently under review.

     In February 1998, the Company granted to each of six non-employee directors of the Company - Clarke H. Bailey, Thomas Barnds, Thomas A. Barron, Blair W. Effron, Peter W. Gilson and Randall A. Hack - an option entitling him to purchase 60,000 shares of Company common stock at a price of $1.3125 per share. These options vested in February 2000, but except for the option granted to Mr. Gilson, they expired unexercised in 2001 as a result of the resignation from the Company's board of directors of Messrs. Bailey, Barnds, Barron, Effron and Hack in 2000.

     On January 28, 2002, in connection with the Combination, these five expired options were renewed, and the option granted to Mr. Gilson was modified, so that they all will now terminate on February 5, 2008, even though all the optionees have ceased to be directors of the Company. As a result of the Reverse Split, each of these six options has been further modified to entitle the holder to purchase 30,000 shares of Company common stock at a price of $2.625 per share.

STOCK INCENTIVE PLAN

     Under the Company's 2000 Stock Incentive Plan (the "Stock Incentive Plan"), 8,400,000 shares of common stock are available for awards in the form of non-qualified stock options, incentive stock options, restricted stock, restricted stock units and other awards (collectively, "Awards"). The Stock Incentive Plan is administered by the Company's board of directors, or at the board's sole discretion, by a committee thereof. The Stock Incentive Plan provides for discretionary grants of Awards to officers, directors, employees, consultants or advisors of the Company or a subsidiary of the Company. The board, or the designated committee thereof, has full authority to determine, among other things, the persons to whom Awards under the plan will be made, the number of shares of Common Stock subject to Awards, and the specific terms and conditions applicable to Awards, and to otherwise supervise the administration of the plan. The maximum number of shares which may be granted to any one participant under the Stock Incentive Plan in a calendar year is 4,150,000.

     There are currently no options outstanding under the Stock Incentive Plan. Amounts of options to be issued under the Stock Incentive Plan in the future are currently under review.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the Commission. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during fiscal year 2001 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table and footnotes set forth information regarding the beneficial ownership of the Company's common stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each person in the group of Stockholders that are parties to the Stockholders Agreement referred to in Item 10 of this report, (iii) each director and executive officer of the Company, and (iv) all directors and executive officers as a group. Currently, there are 40,725,826 shares of common stock outstanding.

                                                                                    SVT COMMON STOCK (1)
                                                                              ------------------------------
                                                                                 NUMBER                % OF
THE STOCKHOLDERS:                                                              OF SHARES               CLASS
                                                                              -----------            --------
Sanjay Sethi..........................................................         21,475,558              52.73%
   c/o SVT Inc.
   59 John Street, Third Floor
   New York, New York  10038

Fundus Inc. (2).......................................................          4,090,583              10.04
   Caledonian House
   GeorgeTown
   Grand Cayman, Cayman Islands

CJM Associates, LLC (3)...............................................          3,067,937  (4)          7.53
   One Morningside Drive North, Suite 200
   Westport, Connecticut  06880

MCG-SVT, LLC (5)......................................................          2,863,408  (4)          7.03
   One Morningside Drive North, Suite 200
   Westport, Connecticut  06880

JNA Holdings Ltd. (6).................................................          2,045,292               5.02%
   17 Gr. Xenopoulou Street
   P.O. Box 54425
   3724 Limassol, Cyprus

Raj Janarthanan.......................................................          2,045,292               5.02%
   225 East 95th Street, Apt. 32K
   New York, New York  10128

Gregory C. Mosher.....................................................            811,349  (4)          1.99
   c/o The Renaissance Group
   5251 DTC Parkway, Suite 825
   Greenwood Village, Colorado 80111

MSD Ventures, L.P. (7)................................................            507,106  (4)          1.25
   645 Fifth Avenue, 21st Floor
   New York, New York  10022

East River Ventures II, L.P. (8)......................................            507,061  (4)          1.25
   645 Madison Avenue, 22nd Floor
   New York, New York  10022

John A. Schneider.....................................................            507,061  (4)          1.25
   c/o Allen & Company
   711 Fifth Avenue, 9th Floor
   New York, New York  10022

Andrew K. Boszhardt, Jr...............................................            405,657  (4)          1.00
   c/o Neuberger Berman, LLC
   605 Third Avenue, 36th Floor
   New York, New York  10158

                                                                                    SVT COMMON STOCK (1)
                                                                              ------------------------------
                                                                                 NUMBER                % OF
THE STOCKHOLDERS:                                                              OF SHARES               CLASS
                                                                              -----------            --------
Huizenga Investments Limited Partners (9).............................            380,322  (4)          0.93
   450 E. Las Olas Boulevard, Suite 1200
   Fort Lauderdale, Florida  33301

ERV Associates II, LLC (8)............................................            204,529  (4)          0.50
   645 Madison Avenue, 22nd Floor
   New York, New York  10022

VBM Equities, LLC.....................................................            152,124               0.37
   310 South Street
   Morristown, New Jersey  07960

Anthony Scaramucci....................................................            101,410  (4)          0.25
   c/o Neuberger Berman, LLC                                                   ----------             ------
   605 Third Avenue, 36th Floor
   New York, New York  10158

TOTAL STOCKHOLDERS GROUP..............................................         39,164,689              96.16%
                                                                               ==========            ========

DIRECTORS AND EXECUTIVE OFFICERS:

Michael Bell..........................................................          -0-                    --
Amit Bhatiani.........................................................          -0-                    --
Walter A. Carozza (8).................................................          1,016,165  (4)          2.50%
Raj Janarthanaan......................................................          2,045,292               5.02
Jack Kemp.............................................................          -0-                    --
Amit Sarkar (6).......................................................          2,045,292               5.02
Sanjay Sethi..........................................................         21,475,558              52.73
Vincent A. Wasik (5)..................................................          2,863,408  (4)          7.02
                                                                               ----------             ------
All directors and executive officers as a group (8 persons)...........         29,445,715              72.30%
                                                                               ==========            ========

------------

(1) Unless otherwise indicated in the footnotes below, all shares are beneficially owned directly, with sole voting and dispositive power, by the persons named in this table.

(2) Raghu Rajalingham may be deemed to be the indirect beneficial owner of, and, subject to certain provisions of the Stockholders Agreement, to have sole voting and dispositive power with respect to, the 4,090,583 shares of common stock held by Fundus Inc.

(3) Christine Schneider may be deemed to be the indirect beneficial owner of, and, subject to certain provisions of the Stockholders Agreement, to have sole voting and dispositive power with respect to, the 3,067,937 shares of common stock held by CJM Associates, LLC.

(4) The information in this table as to the beneficial ownership of these shares is presented in reliance on a statement filed by the beneficial owner(s) with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934.

(5) Vincent A. Wasik and Garrett Stonehouse may be deemed to be the indirect beneficial owners of, and, subject to certain provisions of the Stockholders Agreement, to share with each other voting and dispositive power with respect to, the 2,863,408 shares of common stock held by MCG-SVT, LLC.

(6) Amit Sarkar and his wife Sheila Christopherson may be deemed to be the indirect beneficial owners of, and, subject to certain provisions of the Stockholders Agreement, to share with each other voting and dispositive power with respect to, the 2,045,292 shares of common stock held by JNA Holdings Ltd. Ms. Christopherson may be deemed to control JNA Holdings Ltd. by virtue of her being an officer of JNA Holdings Ltd. and its sole shareholder. Mr. Sarkar disclaims any control of JNA Holdings Ltd. or beneficial ownership of the 2,045,292 shares of common stock held by JNA Holdings Ltd.

(7) DRT Capital, L.L.C. may be deemed to be the indirect beneficial owner of, and, subject to certain provisions of the Stockholders Agreement, to have sole voting and dispositive power with respect to, the 507,106 shares of common stock held by MSD Ventures, L.P.

(8) Walter A. Carozza may be deemed to be the indirect beneficial owner of, and, subject to certain provisions of the Stockholders Agreement, to have sole voting power with respect to, the 507,061 shares of common stock held by East River Ventures II, L.P. and the 204,529 shares of common stock held by ERV Associates II, LLC, as well as an additional 304,575 shares of common stock held by Equities Holdings, LLC, which is not a party to the Stockholders Agreement.

(9) H. Wayne Huizenga may be deemed to be indirect beneficial owner of, and, subject to certain provisions of the Stockholders Agreement, to have sole voting and dispositive power with respect to, the 380,322 shares of common stock held by Huizenga Investments Limited Partnership.

                      EQUITY COMPENSATION PLAN INFORMATION
                             AS OF DECEMBER 31, 2001

                                    (a)                            (b)                              (c)


                                                                                           NUMBER OF SECURITIES REMAINING
                          NUMBER OF SECURITIES TO BE                                       AVAILABLE FOR FUTURE ISSUANCE UNDER
                          ISSUED UPON EXERCISE OF          WEIGHTED-AVERAGE EXERCISE       EQUITY COMPENSATION PLANS
                          OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING            (EXCLUDING SECURITIES REFLECTED IN
PLAN CATEGORY             AND RIGHTS                       OPTIONS, WARRANTS AND RIGHTS    COLUMN (A))
-------------             -----------------------------    ----------------------------    -------------------------------------
Equity compensation
plans approved by
security holders...........               --                               --                       8,400,000(1)

Equity compensation
plans not approved by
security holders ..........          180,000(2)                        $2.625                              --

--------------

(1) See the description of the Company's 2000 Stock Incentive Plan in Item 11 of this report.

(2) See a description of these options in Item 11 of this report under "Director's Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     ERV Associates II, LLC, an entity affiliated with Walter A. Carozza, a director of SVT, was retained to provide consulting services to SanVision related to capital raising and new business development and for services related to the Combination with SWWT. As consideration for the consulting services, SanVision issued to ERV Associates II, LLC 206,120 restricted shares of SanVision common stock, which were converted in the Merger into 204,529 shares of SVT common stock which are subject to certain resale restrictions set forth in the Stockholders Agreement. See Item 10 of this report.

     Jonathan V. Diamond, the Chairman of the Board, President, Chief Executive Officer and Secretary of SWWT until January 21, 2002, held 83,355 restricted shares of SWWT's series B preferred stock, which were subject to vesting over a three-year period commencing April 30, 2000 and, with respect to the unvested shares, to repurchase by SWWT in certain events. These shares were issued to Mr. Diamond by SWWT in exchange for shares of E-Newco common stock purchased by Mr. Diamond on April 8, 2000, for an aggregate purchase price of $410,955, under the terms of a restricted stock purchase agreement and an accompanying promissory note receivable with E-Newco.

     SWWT assumed this promissory note in connection with its issuance of the restricted shares of series B preferred stock. In connection with Mr. Diamond's resignation, SWWT repurchased Mr. Diamond's 83,355 shares of series B preferred stock in consideration for the cancellation of all outstanding principal and interest obligations under the promissory note, which obligations then totalled $456,487. These shares were retired immediately after the repurchase date.

     See Item 3 or this Report with respect to a $200,000 payment which SVT will make to Sanjay Sethi, the President and Chief Executive Officer of SVT, from funds it will receive in settlement of litigation.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     Documents filed as part of this Report:

     The index to the financial statements included herein appears in Item 8 of this report.

     All financial statement schedules are omitted because they are not required or are inapplicable, or the information has been included elsewhere in the financial statements or notes thereto.

     Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the fourth quarter of 2001.

     Exhibits:

     The index of exhibits to this report appears after the signature pages below.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SWWT, Inc.

Date: April 15, 2002

                                             By: /s/ Sanjay Sethi
                                                 -------------------------------
                                                 Sanjay Sethi
                                                 Chairman of the Board and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

       SIGNATURE                        CAPACITIES
       ---------                        ----------

   /s/Sanjay Sethi                  Chairman of the Board,
-----------------------
    Sanjay Sethi                    Chief Executive Officer
                                    and Director

  /s/ Michael Bell                  Chief Financial Officer and Secretary
-----------------------
    Michael Bell


   /s/ Dhir Sarin                   Chief Accounting Officer
-----------------------
     Dhir Sarin


  /s/ Amit Bhatiani                 Director
-----------------------
    Amit Bhatiani


/s/ Walter A. Carozza               Director
-----------------------
  Walter A. Carozza

 /s/ Raj Janarthanan                Director
-----------------------
   Raj Janarthanan


                                    Director
-----------------------
      Jack Kemp


   /s/ Amit Sarkar                  Director
-----------------------
     Amit Sarkar


/s/ Vincent A. Wasik                Director
-----------------------
  Vincent A. Wasik

                                INDEX OF EXHIBITS

   EXHIBIT                             DESCRIPTION
   -------                             -----------

     2.1 Agreement and Plan of Merger dated as of April 14, 2000, among E-Newco, Inc., SWWT, Inc. and ENWC Acquisition, Inc., filed as
               Exhibit 2.1 to SWWT's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 0-25942), and incorporated herein by reference.

     2.2 Second Amended and Restated Agreement and Plan of Merger dated as of December 18, 2001, by and among SanVision Technology Inc., SWWT, Inc. and E-Newco, Inc., filed as Appendix A to SWWT's definitive proxy statement dated January 16, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

     2.3 Stockholders Agreement dated as of January 31, 2002, by and among SWWT, Inc. and the parties identified in Annex A thereto, filed as Exhibit 2(b) to the Current Report on Form 8-K of SVT Inc. bearing cover date of February 1, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

     2.4 Registration Rights Agreement dated as of January 31, 2002, by and among SWWT, Inc. and the parties identified in Schedule A thereto, filed as Exhibit 2(c) to the Current Report on Form 8-K of SVT Inc. bearing cover date of February 1, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

     3.1 Amended and Restated Certificate of Incorporation of SVT Inc. as of January 31, 2002.

     3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SWWT, Inc. dated January 31, 2002, filed as Appendix B to SWWT's definitive proxy statement dated January 16, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

     3.3 Amended and Restated By-Laws of SVT Inc. as of August 1, 2000, filed as Exhibit B to SWWT's Definitive Information Statement on
               Schedule 14C dated July 10, 2000 (Commission File No. 0-25942), and incorporated herein by reference.

   EXHIBIT                             DESCRIPTION
   -------                             -----------

     10.1* Employment Agreement dated as of January 31, 2002, between SVT Inc. and Sanjay Sethi.

     10.2* Employment Agreement dated as of January 31, 2000, between SVT Inc. and Amit Sarkar.

     10.3* Termination Agreement dated January 31, 2002, between SWWT, Inc. and Jonathan V. Diamond.

     10.4*     2000 Stock Incentive Plan.

     21        Subsidiaries of SVT Inc.

     99        Letter of SVT Inc. re Arthur Andersen LLP.

---------------

*  A management contract or compensatory plan or arrangement.