Form 10-Q
period 2002-03-31
SVT INC
filed 2002-05-20
CIK 914271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___



Commission file number:  0-25942


                                    SVT INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             84-1167603
-------------------------------                              ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

               59 John Street, 3rd Floor, New York, New York 10038
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 571-6904
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

As of May 15, 2002 40,725,826 shares of common stock, par value $.001 per share of the registrant were outstanding.

                                    SVT INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001..........................3

                   Consolidated Statements of Operations for the Three Months ended March 31, 2002 and 2001.......................................................................................4

                   Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001.......................................................................................5

                   Notes to consolidated financial statements.....................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations....................................................................14

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................................18

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................18

Item 2.           Changes in Securities and Use of Proceeds......................................................18

Item 3.           Submission of Matters to a Vote of Security Holders............................................19

Item 4.           Exhibits and Reports on Form 8-K...............................................................20

Signatures         ..............................................................................................21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            SVT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,         MARCH 31,
                                                                                 2001               2002
                                                                             ------------         ---------
                                ASSETS
Current assets:
    Cash and cash equivalents......................................           $  526,076           $2,455,935
   Accounts receivable, net of allowance of
       $50,000 and $50,000.........................................            5,368,383            3,970,836
    Deferred income taxes..........................................              577,535              577,535
    Due from stockholder...........................................               86,508                    -
    Other current assets...........................................              452,330              677,932
                                                                             -----------            ---------
Total current assets...............................................            7,010,832            7,682,238
Property and equipment, net of accumulated
    depreciation of $128,459 and $145,875                                        138,028              159,645
Intangible assets, net of accumulated amortization of $69,595 and
$210,202                                                                       2,833,278            3,429,081
Deposit on acquisition.............................................              800,000                    -
Other long-term assets.............................................               93,151              333,861
                                                                             -----------            ---------
                                                                             $10,875,289          $11,604,825
                                                                             ===========           ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...............................................           $1,062,792           $1,019,951
    Accrued expenses...............................................            2,854,383            2,442,066
   Due to stockholder..............................................                    -               94,702
    Line of credit.................................................               51,614                   -
                                                                             -----------            ---------
Total current liabilities..........................................            3,968,789            3,556,719
                                                                             -----------            ---------
Deferred income taxes                                                          2,050,421            2,050,421
                                                                             -----------            ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares authorized, no
     shares issued or outstanding..................................                    -                    -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
  29,887,454 and 40,725,826 shares issued and outstanding..........               29,887               40,726
  Additional paid-in capital.......................................              700,613           24,444,706
  Cumulative translation adjustments...............................             (163,840)            (180,537)
  Retained earnings................................................            4,289,419          (18,307,210)
                                                                             -----------            ---------
Total stockholders' equity.........................................            4,856,079            5,997,685
                                                                             -----------            ---------
                                                                             $10,875,289          $11,604,825
                                                                             ===========           ==========



   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  2001            2002
                                                              ----------       ----------
Revenues............................................         $ 7,421,191       $ 4,824,877
Cost of revenues....................................           5,281,850         3,530,741
                                                              ----------         ----------
Gross profit........................................           2,139,341         1,294,136
Operating expenses:
    General and administrative
       expenses.....................................             765,921         1,288,718
    Stock option compensation expense...............                   -         4,250,000
    Merger-related costs and expenses...............                   -        18,773,250
                                                              ----------        ----------
Operating income (loss).............................           1,373,420       (23,017,832)
Interest (income) expense, net......................              (1,580)            8,573
                                                              ----------        ----------
Income (loss) before income taxes...................           1,375,000       (23,026,405)
Income taxes (benefit)..............................             622,047          (429,777)
                                                              ----------        ----------
Net income (loss)...................................          $  752,953      $(22,596,628)
                                                              ==========        ==========
Basic earnings per share............................              $ 0.03            $(0.61)
                                                              ==========        ==========
Diluted earnings per share..........................              $ 0.03            $(0.61)
                                                              ==========        ==========
Basic weighted average..............................          29,656,726        36,966,020
                                                              ==========        ==========
Diluted weighted average shares outstanding.........          29,656,726        36,966,020
                                                              ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       --------------------------
                                                                                          2001             2002
                                                                                       ----------       ---------
OPERATING ACTIVITIES:
Net income (loss).........................................................           $  752,953      $(22,596,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
   Depreciation and amortization..........................................                6,472           158,023
   Compensation charge for stock option issuance..........................                    -         4,250,000
   Non-cash charge for merger-related expenses............................                    -        19,328,103
Changes in assets and liabilities-
   Decrease (increase) in accounts receivable.............................             (212,311)        1,397,547
   Decrease (increase) in due from stockholder............................              293,645            86,508
   Decrease (increase) in other current assets............................             (280,878)         (225,602)
   Decrease (increase) in other assets....................................                 (607)            9,290
   (Decrease) increase in accounts payable................................             (851,823)          (42,841)
   (Decrease) increase in accrued expenses................................              698,259          (485,488)
   (Decrease) increase in due to stockholder..............................                    -            94,702
                                                                                      ---------       -----------
Net cash provided by operating activities.................................              405,710         1,973,614
                                                                                      ---------       -----------
INVESTING ACTIVITIES:
    Cash paid for business acquisitions,
    net of cash acquired..................................................                    -            10,000
    Purchase of property and equipment....................................               (5,077)                -
                                                                                      ---------       -----------
Net cash (used in) provided by investing activities.......................               (5,077)           10,000
                                                                                      ---------       -----------
FINANCING ACTIVITIES:
   Net (repayments) borrowings on line of credit..........................            2,063,386           (51,614)
                                                                                      ---------       -----------
Net cash provided by (used in) financing activities.......................            2,063,286           (51,614)
                                                                                      ---------       -----------
Effect of exchange rate changes on cash flows.............................             (123,567)           (2,141)
                                                                                      ---------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................            2,340,352         1,929,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................            1,184,499           526,076
                                                                                      ---------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................           $3,524,851      $  2,455,935
                                                                                      =========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................           $   23,457      $      8,042
                                                                                      =========       ===========
   Cash paid for income taxes.............................................           $  575,425      $    534,000
                                                                                      =========       ===========



   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BACKGROUND:

         SVT Inc. (SVT), formerly SWWT, Inc., is a Delaware corporation which together with its wholly-owned subsidiaries (see Note 2) is herein referred to as the Company. The Company is an information technology consulting, network, and systems management outsourcing business. To date, the Company has specialized in e-commerce applications and web-based systems management for the financial services, insurance, media and telecommunications industries.

         On July 23, 2001, SanVision Technology Inc. (SanVision) entered into a merger agreement with SWWT, Inc. under which a wholly-owned subsidiary of the Company (E-Newco, Inc.) was merged into SanVision and SanVision became a wholly-owned subsidiary of SWWT. Under the merger agreement, SanVision stockholders received 35,792,599 shares of the Company's common stock in exchange for their shares of SanVision. Upon completion of the transactions contemplated by the merger agreement, including (A) a one-for-two reverse stock split of the Company's common stock, (B) a change in the conversion ratio applicable to the Company's series B preferred stock into common stock from approximately 1-to-100 to approximately 1-to-10 and (C) the conversion of all shares of series B preferred stock into shares of common stock, the Company had outstanding 40,905,826 shares of common stock on an as-converted and fully diluted basis, of which the former stockholders of SanVision have 87.5 percent.

         On January 29, 2002, the Company's stockholders approved the reverse stock split, the change in the conversion ratio of the series B preferred stock and the conversion of all series B preferred stock into common stock. Effective on February 1, 2002, the merger between SanVision and E-Newco was completed, and on March 15, 2002, SanVision was merged into the Company and ceased to exist.

         For accounting and financial reporting purposes, SanVision is the acquirer through a reverse merger. The combination of SVT and SanVision was treated as an issuance of shares, primarily for cash, by SanVision. The Company reflects, in its consolidated financial statements, the assets and liabilities of SanVision at their historical book values and the tangible assets and liabilities of SWWT, Inc. at their fair values. The Company has not combined the historical earnings of SWWT, Inc. with those of SanVision, but reports SanVision's operations through the effective date of the merger.

         In accordance with the Securities and Exchange Commission Accounting Disclosure Rules and Practices, the transaction costs incurred in connection with the merger were charged directly to stockholders' equity to the extent of the cash received in the merger (which was equal to $785,648) and the excess (which was equal to $18,773,250) has been charged to merger related costs and expenses.

                            SVT INC. AND SUBSIDIARIES

         The assets, liabilities and stockholders' equity amounts that were combined with SanVision as of the merger date as part of the reverse merger transaction were as follows:

         ASSETS
Cash and cash equivalents                                          $   785,648
Investment                                                             250,000
                                                                    -----------
         Total assets                                              $ 1,035,648
                                                                    ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses                                                   $    73,171
Common Stock                                                            49,332
Additional paid-in capital                                             913,145
                                                                    -----------
         Total liabilities and stockholders' equity                 $1,035,648
                                                                    ===========


         The following unaudited pro forma summary information presents the consolidated results of operations as if the merger between SanVision and SWWT, Inc. had occurred as of January 1, 2001. The unaudited pro forma summary information excludes the merger related costs and expenses of $18,773,250 which was recognized as of the merger date related to the issuance of 6,135,873 shares of the Company's common stock (see Note 4) and other professional fees related to merger expenses incurred during the three months ended March 31, 2002 . These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed as of January 1, 2001 or results which may occur in the future.


                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                       2001            2002
                                                    ---------       ---------
Revenues                                           $7,421,191      $ 4,824,877
                                                    =========       ==========
Gross profit                                       $2,139,341      $ 1,294,136
                                                    =========       ==========
Net income (loss)                                  $  652,570      $(4,211,673)
                                                    =========       ==========
Basic and diluted earnings per share               $     0.02      $     (0.10)
                                                    =========       ==========

         For the period from January 1, 2002 through the merger date on February 1, 2002, there was no activity and no expenses were incurred by SWWT, Inc. As a result, the pro forma summary information included above for the three months ended March 31, 2002 is not impacted by the inclusion of SWWT, Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The accompanying unaudited financial statements for the Company have been prepared in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2001, and filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002, as part of the Company's Form 10-K for the fiscal year ended December 31, 2001.

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of SanVision, Apex Softwares Private Ltd., SVT Cayman, Inc. and SanVision Technologies Canada Inc., the Company's wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         Revenue recognition and customer concentration

         Historically, the Company's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. During 2001, SanVision entered into two contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts.

         The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's two largest customers represent approximately 78 percent of total revenues (58 percent and 20 percent, respectively) for the three months ended March 31, 2001, and the three largest customers represent approximately 66 percent of total revenues (29 percent, 26 percent and 11 percent, respectively) for the three months ended March 31, 2002. The total accounts receivable from these customers as of March 31, 2002 was $2,928,105 ($1,385,280, $879,758 and $663,067,
respectively).

         Segment disclosures

         For purposes of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," management believes that the Company operates in one segment.

         For the three months ended March 31, 2001 and 2002, all of the Company's revenues are attributed to customers in the United States. As of March 31, 2001 substantially all of the Company's long-lived assets were located in the United States. As of March 31, 2002, a total of approximately $4,332,000 of long-lived assets, the majority of which relate to the 2001 acquisitions, were recorded in the Company's subsidiary in India.

         Currency translation

         The accounts of the Company's international subsidiary are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected in cumulative translation adjustments included in stockholders' equity. The effects of exchange rate fluctuations in translating the foreign currency transactions are included in general sales and administrative expenses. There were no material transaction gains or losses related to the foreign currency transactions in the accompanying Consolidated Statements of Operations.

         Earnings per share

         The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive. For the three months ended March 31, 2001 the Company had no potentially dilutive securities. For the three months ended March 31, 2002 the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

         Earnings per share are calculated as follows:


                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------------
                                                                      2001                 2002
                                                                 -----------            -----------
Net income (loss) - basic and diluted....................       $    752,953           $(22,596,628)
                                                                 ===========            ============
Weighted average shares outstanding - basic..............         29,656,726             36,996,020

Impact of stock options and warrants.....................                  -                     -
                                                                 -----------            -----------

Weighted average shares outstanding - diluted............         29,656,726             36,996,020
                                                                 ===========            ===========
Earnings per share - basis...............................            $ 0.03                 $(0.61)
                                                                 ===========            ===========
Earnings per share - diluted.............................            $ 0.03                 $(0.61)
                                                                 ===========            ===========


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

         Other comprehensive income (loss) is calculated as follows:

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------------
                                                                      2001                 2002
                                                                 -----------            -----------
Net income (loss)                                                   $752,953          $(22,596,628)
Other comprehensive income (loss):
       Unrealized gain (loss) from foreign currency
       translation adjustments                                      (123,567)              (16,697)
                                                                 -----------            -----------
Comprehensive income (loss)                                         $629,386          $(22,613,325)
                                                                 ===========            ===========


         Stock Split

         As disclosed above in the background note, there was a reverse stock split and change to the conversion ratio for SWWT common and preferred stock, and a conversion adjustment for the SanVision common stock (with 36,071,064 shares of SanVision common stock converted into 35,792,599 shares of SVT common stock) as part of the merger transaction. All references

                           SVT INC. AND SUBSIDIARIES
to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of these transactions for all periods presented.


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

         In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company will determine by the end of the second quarter of 2002 the fair value of its reporting units and compare it to the reporting units' carrying amount. To the extent a reporting units' carrying amount exceeds its fair value, an indication exists that the reporting units' goodwill assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting units' goodwill, determined by allocating the reporting units' fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption . This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company has not yet determined what the effect of the impairment tests related to goodwill will be on the Company's financial position, cash flows or results of operations. The required impairment tests of goodwill may result in future period write-downs.

                           SVT INC. AND SUBSIDIARIES

         In accordance with SFAS No. 142, beginning on January 1, 2002 the goodwill balance is no longer amortized. No goodwill amortization was recorded for the three months ended March 31, 2001 since there was no goodwill recorded by the Company prior to the acquisition which took place in December 2001 (see
Note 3), therefore no pro-forma disclosures are required. As of March 31, 2002, the net book value for goodwill was $1,548,946.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The statement supersedes both SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30 that are related to the accounting and reporting for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. This statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. However, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Instead, as previously mentioned, beginning in 2002 the Company will test the impairment of its goodwill under the provisions of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of this statement had no material impact on its financial position, cash flows or results of operations.

3.       ACQUISITION:

On December 30, 2001, the Company paid a deposit of $800,000 related to a Purchase Agreement to acquire from Euro Tech, Inc. all of the outstanding stock of Euro Tech (U.K.) Private Ltd. (Euro U.K.). Euro U.K. is an information technology consulting company located in the United Kingdom. The total purchase price was $800,000 and the acquisition was effective on January 2, 2002. The purchase price has been allocated as follows:

Cash...........................................................     $  10,000
Property and equipment.........................................        40,000
Intangible assets..............................................       750,000
                                                                     --------
Net assets acquired............................................       800,000
Less - Cash acquired...........................................       (10,000)
                                                                     --------
Net cash paid for acquisition..................................     $ 790,000
                                                                     ========

         The purchase price allocation is based upon information available at this time and is subject to reallocation.

         The acquisition has been accounted for as a purchase and the operating results of Euro U.K. have been consolidated with the Company's results since the effective date of the acquisition of January 2, 2002. The purchase price of the acquisition has been allocated to the assets acquired based upon their estimated fair value at the date of acquisition.

                           SVT INC. AND SUBSIDIARIES

4.       STOCKHOLDERS' EQUITY:

         Stock issuance

         On July 17, 2001 SanVision entered into restricted stock agreements with three entities which include the issuance of 6,183,610 shares of SanVision's common stock for consulting and advisory services provided to it. These agreements included provisions for forfeiture of the shares if a business combination of SanVision and SWWT, Inc. was not completed within a specified period. Since the business combination was completed within the specified period, the Company is recording an expense amount as part of the merger related expenses which is based on the fair value of the shares issued to these entities based on the trading price of SWWT, Inc. common stock. As discussed in Note 1, the combination pf SanVision and SWWT, Inc. was effective as of February 1, 2002 at which time the risk of forfeiture on these shares lapsed and these shares and SanVision common stock were converted into 6,135,873 shares of the Company's common stock. As of February 1, 2002, the Company recorded a charge for these shares of $19,328,103 based on the trading price of the Company common stock on that date.

         Stock options

         During the three months ended March 31, 2002 the Company granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Company's 2000 Stock Incentive Plan (the "Plan"). These options were vested upon grant and have a term of not more than ten years. The grant of these options was approved by the Company's Board of Directors, which is responsible for administering the Plan.

         Based on the trading price of the Company's common stock on the grant date for these options as compared to the exercise price of the options, the statement of operations reflects a compensation expense charge of $4,250,000 for these options which were vested on the grant date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CURRENT BUSINESS ENVIRONMENT

         The IT services industry has been impacted by the Internet-related downturn starting in early 2000. However, SanVision strictly adhered to its target market focus and avoided marketing its services to high-risk "dot-com" start-up businesses, which enabled SanVision to avoid significant deterioration in its business. By contrast, major competitors of SanVision, such as Scient, U.S. Web and iXL, declined as a result of this negative exposure.

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

         Going forward, management believes that the pressure on IT budgets will continue at least through the third quarter of 2002, if not longer. It is likely that more IT services work, including existing and new application development projects, will continue to be shifted offshore, primarily to India. Therefore, the Company will continue its emphasis on new business development and will revamp its off-shore capability.

         RESULTS OF OPERATIONS

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                               2001             2002
                                                                            ---------         --------
Revenues                                                                   $7,421,191      $ 4,824,877
Cost of revenues................................................            5,281,850        3,530,741
                                                                            ---------       ----------
Gross profit....................................................            2,139,341        1,294,136
Operating expenses:
     General and administrative.................................              765,921        1,288,718
     Stock option compensation expense..........................                   --        4,250,000
     Merger-related costs and expenses..........................                   --       18,773,250
                                                                            ---------       ----------
     Operating income...........................................            1,373,420      (23,017,832)
Interest expense, net...........................................                1,580            8,573
                                                                            ---------       ----------
     Income before income taxes.................................            1,375,000      (23,026,405)
Income taxes....................................................              622,047         (429,777)
                                                                            ---------       ----------
Net income......................................................           $  752,953     $(22,596,628)
                                                                            =========      ===========

Revenues                                                                       100.0%           100.0%
Cost of revenues................................................                71.2             73.2
                                                                            ---------       ----------
Gross profit....................................................                28.8             26.8
Operating expenses:
     General and administrative.................................                10.3             26.7
     Stock option compensation expense..........................                --               88.1
     Merger-related costs and expenses..........................                --              389.1
                                                                            ---------       ----------
     Operating income...........................................                18.5            477.1
Interest expense, net...........................................                --                0.2
                                                                            ---------       ----------
     Income before income taxes                                                 18.5            477.3
Income taxes....................................................                 8.4              8.9
                                                                            ---------       ----------
Net income......................................................                10.4%           468.3%
                                                                            =========      ===========


         Revenues for the three months ended March 31, 2002 were $4.8 million, a decrease of $2.6 million, or 36.3%, from $7.4 million for the three months ended March 31, 2001. This decline in revenues is directly attributable to a decline in business with AIG, one of the Company's main clients.

         Cost of revenues for the three months ended March 31, 2002 was $3.5 million, a decrease of $1.8 million, or 33.2%. However, on a percentage of revenues basis, the cost of revenues increased from 71.2% in 2001 to 73.2% in 2002, thus decreasing the gross operating margin by 2.0%. The slight decrease in gross operating margin percentage was largely due to lower revenue growth and the impact of direct costs.

         General and administrative expenses for the three months ended March 31, 2002 were $1.3 million, an increase of $0.5 million, or 68.3%, from $0.8 million for the three months ended March 31, 2001, primarily due to increased sales, marketing and administrative overhead and increased legal and professional fees.

         Stock option compensation expense of $4.2 million for the three months ended March 31, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options which were granted to an employee with immediate vesting in February 2002.

         Merger-related costs and expenses for the three months ended March 31, 2002 of $18.8 were incurred related to the combination of SWWT, Inc. and SanVision Technology Inc. These merger costs of $18,542,455 related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the merger transaction and other professional fees related to the merger of $230,795.

         The effective tax rate was 1.9% for the three months ended March 31, 2002 as compared with 45.2% for three months ended March 31, 2001. The effective tax rate for the three months ended March 31, 2002 was significantly impacted by the non-deductible merger-related expenses described above. The tax deduction for these shares was significantly less than the expense charge for financial reporting purposes. In addition, the stock option compensation expense of $4.2 million is not deductible for income tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company had net working capital of $4,126,000, comprised primarily of accounts receivable and cash and cash equivalents. SanVision historically financed, and the Company continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as a venture capital or private equity fund.

         However, the cash flow from operations varies significantly from month to month primarily due to changes in net income, collection of accounts receivable and tax payments.

         Net cash provided by operating activities was $1,974,000 for the three months ended March 31, 2002, as compared to $406,000 for the three months ended March 31, 2001. The increase in cash provided by operating activities is due primarily to a significant decrease in accounts receivable.

         Net cash provided by investing activities was $10,000 for the three months ended March 31, 2002, as compared to net cash used in investing activities of $5,000 for the three months ended March 31, 2001. The net cash provided by investing activities for 2002 was related to the net cash received from a business acquisition. The cash for 2001 was used for purchases of property and equipment.

         Net cash used in financing activities was $52,000 for the three months ended March 31, 2002, as compared to $2,063,000 provided by financing activities for the three months ended March 31, 2001. The cash used in financing activities in 2002 was in connection with repayments on a former credit agreement. The cash for 2001 was provided by borrowings under a line of credit.

         The Company currently has a commitment letter for a $3.5 million line of credit which would provide for borrowings up to the available borrowing base, based on the amount of eligible accounts receivable. The facility is expected to bear interest at the lender's prime rate or LIBOR plus 2.75% at the Company's option.

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

         In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company will determine by the end of the second quarter of 2002 the fair value of its reporting units' and compare it to the reporting units' carrying amount. To the extent an reporting units' carrying amount exceeds its fair value, an indication exists that the reporting units' goodwill assets may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting units' goodwill, determined by allocating the reporting units' fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption . This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company has not yet determined what the effect of the impairment tests related to goodwill will be on the Company's financial position, cash flows or results of operations. The required impairment tests of goodwill may result in future period write-downs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                   Until earlier this year, SVT's only interest-bearing debt obligation was a $3.0 million revolving line of credit which bore interest at the lender's prime rate plus 1%. There were only minimal borrowings under this line of credit, which terminated in early 2002. In February 2002, SVT obtained a commitment from HSBC for a new revolving credit facility which provides for borrowings up to $3.5 million, based on the amount of eligible accounts receivable outstanding at the end of the previous month. This facility is expected to bear interest at the lender's prime rate or LIBOR plus 2.75% at the Company's option.

                   The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates in connection with its subsidiary in India. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  The information required by this Item was previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The cash settlement payment to Sanjay Sethi in the amount of $200,000 has been made.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  The information required by this Item was previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, in Items 1 and 5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  A special meeting of shareholders of the SVT was held on January 29, 2002. The shareholders were asked to vote upon two proposals as described below, the approval of which was a condition to the closing of the Company's combination with SanVision:





                                                                               Votes Cast
                                                     -------------------------------------------------------------

                   Matter                                 For          Against       Abstain      Broker Non-Votes
                   ------                            ------------      -------       -------      ----------------
1.  Amendments to SVT's certificate of
incorporation to effect a 1-for-2 reverse
split of its common stock, to change
SVT's name from SWWT, Inc. to SVT Inc.
and to  reduce the total number of
shares of capital  stock which the SVT
has the authority to issue, from
800,000,000 shares consisting of
750,000,000 shares of common stock and
50,000,000 shares of preferred stock, to
120,000,000 shares consisting of
100,000,000 shares of common stock and
20,000,000 shares of preferred stock. .............   65,853,870         500           --            911,820


2.  Amendments to the certificate of
designations of SVT's series B preferred
stock to, among other things, change the
conversion ratio of the series B preferred
stock into common stock from approximately
1-to-100 to approximately 1-to-10, and to
provide for the automatic conversion of all
series B preferred stock into common stock
immediately before the combination of the
Company and SanVision. ............................   65,853,870         500           --            911,820

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.



    (a)  The index of exhibits to this report appears after the signature page.

    (b) SVT filed the following Current Reports on Form 8-K during the quarter for which this report is filed: (1) a Current Report on Form 8-K bearing cover date of February 1, 2002, in which SVT reported under Items 2 and 7 of Form 8-K the combination of the Company and SanVision; and (2) a Current Report on Form 8-K and Amendment No. 1 thereto, both bearing cover date of February 21, 2002, in which SVT reported under Item 4 of Form 8-K the dismissal of Ernst & Young LLP and the engagement of Arthur Andersen LLP as the Company's independent public accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SVT INC.
                                                     (Registrant)



                                                     By:  /s/ Michael Bell
                                                        -----------------------
                                                     Michael Bell
                                                     Chief Financial Officer



                                                     /s/ Dhir Sarin
                                                     ---------------------------
                                                     Dhir Sarin
                                                     Chief Accounting Officer



Date:  May 20, 2002

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

    3.1 Amended and Restated Certificate of Incorporation of SVT Inc. as of January 31, 2002, filed as Exhibit 3.1 to SVT's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 0-25942), and incorporated herein by reference.

    3.2 Amended and Restated By-Laws of SVT Inc. as of August 1, 2000, filed as Exhibit B to SWWT's Definitive Information Statement on Schedule 14C dated July 10, 2000 (Commission File No. 0-25942), and incorporated herein by reference.

    10 Employment Agreement dated as of February 7, 2002, between SVT Inc. and Michael Bell.