Form 10-Q
period 2002-06-30
SVT INC
filed 2002-08-19
CIK 914271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___



     Commission file number: 0-25942


                                    SVT INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                          84-1167603
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

               59 John Street, 3rd Floor, New York, New York 10038
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 571-6904
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of August 16, 2002, 40,725,826 shares of common stock, par value $.001 per share of the registrant were outstanding.

                                    SVT INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE

PART I.            FINANCIAL INFORMATION

Item 1.            Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                     and December 31, 2001........................................................................3

                   Consolidated Statements of Operations for the Three and
                     Six Months ended June 30, 2002 and 2001 (unaudited)..........................................4

                   Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2002 and 2001 (unaudited).....................................................5

                   Notes to Consolidated Financial Statements (unaudited) ........................................6

Item 2.            Management's Discussion and Analysis of Financial Condition
                     And Results of Operations...................................................................16

Item 3.            Quantitative and Qualitative Disclosure about Market Risk.....................................20

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.............................................................................21

Item 2.            Changes in Securities and Use of Proceeds.....................................................21

Item 3.            Defaults upon Senior Securities...............................................................21

Item 4.            Submission of Matters to a Vote of Security Holders...........................................21

Item 5.            Other Information.............................................................................21

Item 6.            Exhibits and Reports on Form 8-K..............................................................21

Signatures         ..............................................................................................21

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            SVT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30, 2002
                                                                          December 31, 2001       (UNAUDITED)
                                                                          -----------------    ----------------
                              ASSETS
Current assets:
    Cash and cash equivalents......................................           $  526,076         $  2,823,110
    Accounts receivable, net of allowance of
       $50,000 and $250,000, respectively..........................            5,368,383            3,333,418

    Deferred income taxes..........................................              577,535              577,535
    Due from stockholder     ......................................               86,508                 -
    Other current assets  .........................................              452,330              400,249
                                                                          -----------------    ----------------
Total current assets    ...........................................            7,010,832            7,134,312
Property and equipment, net of accumulated
    depreciation of $128,459 and $168,926, respectively............              138,028              299,943
Goodwill...........................................................            1,548,947            1,548,947
Intangible assets, net of accumulated amortization
    of $69,595 and $350,379, respectively..........................            1,284,331            1,740,957
Deposit on acquisition    .........................................              800,000                 -
Other long-term assets    .........................................               93,151              325,171
                                                                          -----------------    ----------------
                                                                             $10,875,289         $ 11,049,330
                                                                          =================    ================
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable    ...........................................           $1,062,792         $    725,144
    Accrued expenses    ...........................................            2,854,383            2,451,768
    Due to stockholder   ..........................................               -                  166,875
    Line of credit  ...............................................               51,614                 -
                                                                          -----------------    ----------------
Total current liabilities .........................................            3,968,789            3,343,787
                                                                          -----------------    ----------------
Deferred income taxes .............................................            2,050,421            2,050,421
                                                                          -----------------    ----------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares authorized,
     no shares issued or outstanding...............................               -                      -
  Common stock, $0.001 par value, 100,000,000 shares
     authorized, 29,887,454 and 40,725,826 shares issued and
     outstanding...................................................               29,887               40,726
  Additional paid-in capital.......................................              700,613           26,319,706
  Cumulative translation adjustments...............................             (163,840)            (181,288)
  Retained earnings (deficit)......................................            4,289,419          (20,524,022)
                                                                          -----------------    ----------------
Total stockholders' equity.........................................            4,856,079            5,655,122
                                                                          -----------------    ----------------
                                                                             $10,875,289         $ 11,049,330
                                                                          =================    ================


   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------  ---------------------------------
                                                               2001              2002               2001              2002
                                                          --------------    --------------     ---------------   --------------
Revenues............................................      $    5,833,665    $    4,390,348     $    13,254,856   $    9,215,225
Cost of revenues....................................           4,166,978         3,234,890           9,448,828        6,979,362
                                                          --------------    --------------     ---------------   --------------
Gross profit........................................           1,666,687         1,155,458           3,806,028        2,235,863
Operating expenses:
    General and administrative
       expenses.....................................             834,832         1,683,404           1,600,753        2,758,390
    Stock option compensation expense...............                  -          1,875,000                  -         6,125,000
    Merger-related costs and expenses...............                  -             34,818                  -        18,808,068
                                                          --------------    --------------     ---------------   --------------
Operating income (loss).............................             831,855        (2,437,764)          2,205,275      (25,455,595)
Grant income                                                          -            150,000                  -           150,000
Interest (expense) income, net......................             (29,763)           20,141             (28,183)          11,567
                                                          --------------    --------------     ---------------   --------------
Income (loss) before income taxes...................             802,092        (2,267,623)          2,177,092      (25,294,028)
Income taxes (benefit)..............................             362,864           (50,810)            984,911         (480,587)
                                                          --------------    --------------     ---------------   --------------
Net income (loss)...................................      $      439,228    $   (2,216,813)    $     1,192,181      (24,813,441)
                                                          ==============    ==============     ===============   ==============
Basic earnings per share............................             $0.01          $(0.05)             $0.04             $(0.64)
                                                          ==============    ==============     ===============   ==============
Diluted earnings per share..........................             $0.01          $(0.05)             $0.04             $(0.64)
                                                          ==============    ==============     ===============   ==============
Basic weighted average
    shares outstanding..............................          29,887,454        40,725,826        29,887,454         38,869,543
                                                          ==============    ==============     ===============   ==============
Diluted weighted average shares outstanding.........          29,887,454        40,725,826        29,887,454         38,869,543
                                                          ==============    ==============     ===============   ==============

















   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------------
                                                                                       2001               2002
                                                                                 --------------     ----------------
OPERATING ACTIVITIES:
Net income (loss).........................................................       $    1,192,181     $   (24,813,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
   Depreciation and amortization..........................................               13,864             321,251
   Bad debt provision ....................................................                   -              215,324
   Compensation charge for stock option issuance..........................                   -            6,125,000
   Non-cash charge for merger-related expenses............................                   -           19,328,103
Changes in assets and liabilities-
   Decrease (increase) in accounts receivable.............................            1,270,684           1,819,641
   Decrease (increase) in due from stockholder............................              293,645              86,508
   Decrease (increase) in other current assets............................              (67,471)             52,081
   Decrease (increase) in other assets....................................                 (566)             17,980
   (Decrease) increase in accounts payable................................           (1,180,818)           (337,648)
   (Decrease) increase in accrued expenses................................            1,031,964            (475,785)
   (Decrease) increase in due to stockholder..............................                   -              166,875
                                                                                 --------------     ----------------
Net cash provided by operating activities.................................            2,553,483           2,505,889
                                                                                 --------------     ----------------
INVESTING ACTIVITIES:
    Cash paid for business acquisitions,
    net of cash acquired..................................................                   -               10,000
    Purchase of property and equipment....................................               (8,205)           (164,349)
                                                                                 --------------     ----------------
Net cash (used in) investing activities...................................               (8,205)           (154,349)
                                                                                 --------------     ----------------
FINANCING ACTIVITIES:
   Net borrowings (repayments) on line of credit..........................              (11,645)            (51,614)
                                                                                 --------------     ----------------
Net cash (used in) financing activities...................................              (11,645)            (51,614)
                                                                                 --------------     ----------------
Effect of exchange rate changes on cash flows.............................             (148,799)             (2,892)
                                                                                 --------------     ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................            2,384,834           2,297,034
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD..............................................................            1,184,499             526,076
                                                                                 --------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................       $    3,569,333     $     2,823,110
                                                                                 ==============     ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
   Cash paid for interest.................................................       $       55,300     $         8,042
                                                                                 ==============     ================
   Cash paid for income taxes.............................................       $      640,425     $       604,000
                                                                                 ==============     ================



   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         In accordance with the Securities and Exchange Commission Accounting Disclosure Rules and Practices, the transaction costs incurred in connection with the merger were charged directly to stockholders' equity to the extent of the cash received in the merger (which was equal to $785,648) and the excess (which was equal

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


to $18,808,068) has been charged to merger related costs and expenses.

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
                                                                   ===========

         The following unaudited pro forma summary information presents the consolidated results of operations as if the merger between SanVision and SWWT, Inc. had occurred as of January 1, 2001. The unaudited pro forma summary information excludes the merger related costs and expenses of $18,808,068 which was recognized as of the merger date related to the issuance of 6,135,873 shares of the Company's common stock (see Note 4) and other professional fees related to merger expenses incurred during the six months ended June 30, 2002 . These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed as of January 1, 2001 or results which may occur in the future.

                                                       FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                      -------------------------------       -----------------------------
                                                         2001               2002              2001              2002
                                                      -----------         -----------       -----------       -----------
Revenues                                              $ 5,833,665         $ 4,390,348       $13,254,856       $ 9,215,225
                                                      ===========         ===========       ===========       ===========
Gross profit                                            1,469,703           1,155,458         3,399,441         2,235,863
                                                      ===========         ===========       ===========       ===========
Net income (loss)                                     $   263,902         $(2,302,805)      $   834,336       $(6,126,182)
                                                      ===========         ===========       ===========       ===========
Basic and diluted earnings per share                     $0.01              $(0.06)             $0.03           $(0.16)
                                                      ===========         ===========       ===========       ===========


         For the period from January 1, 2002 through the merger date on February 1, 2002, there was no activity and no expenses were incurred by SWWT, Inc. As a result, the pro forma summary information included above for the six months ended June 30, 2002 is not impacted by the inclusion of SWWT, Inc.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The accompanying unaudited financial statements for the Company have been prepared in accordance with (1) accounting principles generally accepted in the United States of America for interim financial information and (2) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.

         The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 2001, and filed with the Securities and Exchange Commission (the "SEC") on April 16, 2002, as part of the Company's Form 10-K for the fiscal year ended December 31, 2001.

         Principles of consolidation

         The accompanying consolidated financial statements include the accounts of SanVision, Apex Software Private Ltd., SVT Cayman, Inc. and SanVision Technologies Canada Inc., the Company's wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         Revenue recognition and customer concentration

         Historically, the Company's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. During 2001 and 2002, SanVision entered into contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts.

         The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's two largest customers represent approximately 74 percent of total revenues (49 percent and 25 percent, respectively) for the six months ended June 30, 2001, and the three largest customers represent approximately 68 percent of total revenues (29 percent, 28 percent and 11 percent, respectively) for the six months ended June 30, 2002. The total accounts receivable from these customers as of June 30, 2002 was $2,462,133 ($618,350, $1,322,497 and $521,286,
respectively).

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          Segment disclosures

         For purposes of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," management believes that the Company operates in one segment.

         For the six months ended June 30, 2001 and 2002, all of the Company's revenues are attributed to customers in the United States. As of June 30, 2001 substantially all of the Company's long-lived assets were located in the United States. As of June 30, 2002, a total of approximately $3,407,000 of long-lived assets, the majority of which relate to the 2001 acquisitions, were recorded in the Company's subsidiary in India and its subsidiary in the United Kingdom.

         Currency translation

         The accounts of the Company's international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation," which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected in cumulative translation adjustments included in stockholders' equity. The effects of exchange rate fluctuations in translating the foreign currency transactions are included in general sales and administrative expenses. There were no material transaction gains or losses related to the foreign currency transactions in the accompanying Consolidated Statements of Operations.

         Earnings per share

         The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive. For the three and six months ended June 30, 2001 the Company had no potentially dilutive securities. For the three and six months ended June 30, 2002 the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Earnings per share (continued)

         Earnings per share are calculated as follows:

                                                             FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                                             -----------------------------------  ---------------------------------
                                                                   2001              2002               2001               2002
                                                                ------------       ------------      ------------      -------------
Net income (loss) - basic and diluted....................       $    439,228       $(2,216,813)      $  1,192,181      $(24,813,441)
                                                                ============       ============      ============      =============
Weighted average shares outstanding - basic..............         29,887,454        40,725,826         29,887,454        38,869,543

Impact of stock options and warrants.....................                 -                 -                  -                 -
                                                                ------------       ------------      ------------      -------------
Weighted average shares outstanding - diluted............         29,887,454        40,725,826         29,887,454        38,869,543
                                                                ============       ============      ============      =============
Earnings per share - basis...............................          $0.01            $(0.05)               $0.04           $(0.64)
                                                                ============       ============      ============      =============
Earnings per share - diluted.............................          $0.01            $(0.05)               $0.04           $(0.64)
                                                                ============       ============      ============      =============

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

         Other comprehensive income (loss) is calculated as follows:

                                                      FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------------    ---------------------------------
                                                             2001             2002                2001                2002
                                                        -----------      --------------      ---------------    ---------------
Net income (loss)                                       $   439,228      $  (2,216,813)      $     1,192,181    $   (24,813,441)

Other comprehensive income (loss):
       Unrealized gain (loss) from foreign currency
       translation adjustments                              (17,232)              (751)             (140,799)           (17,448)
                                                        -----------      --------------      ---------------    ---------------
Comprehensive income (loss)                             $   421,996      $  (2,338,374)      $     1,051,382    $   (24,951,698)
                                                        ===========      ==============      ===============    ===============

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Stock Split

         As disclosed above in the background note, there was a reverse stock split and change to the conversion ratio for SWWT common and preferred stock, and a conversion adjustment for the SanVision common stock (with 36,071,064 shares of SanVision common stock converted into 35,792,599 shares of SVT common stock) as part of the merger transaction. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of these transactions for all periods presented.


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

         In order to complete the transitional assessment of goodwill as required by SFAS No. 142, the Company was required to determine by the end of the second quarter of 2002 the fair value of its reporting units and compare it to the reporting units' carrying amount. To the extent a reporting units' carrying amount exceeds its fair value, an indication exists that the reporting units' goodwill assets may be impaired and the Company must perform the second step of the

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         New accounting pronouncements

transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting units' goodwill, determined by allocating the reporting units' fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of June 30, 2002, the Company has determined that the fair value of its reporting units exceeds the reporting units' carrying amounts and therefore, goodwill is not impaired. The required continued impairment tests of goodwill may result in future period write-downs.

         No goodwill amortization was recorded for the three and six months ended June 30, 2001 since there was no goodwill recorded by the Company prior to the acquisition which took place in December 2001 (see Note 3), therefore no pro-forma disclosures are required. As of June 30, 2002, the net book value for goodwill was $1,548,947.

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

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

Cash...........................................................    $  10,000
Property and equipment.........................................       40,000
Intangible assets..............................................      750,000
                                                                   ---------
Net assets acquired............................................      800,000
Less - Cash acquired...........................................      (10,000)
                                                                   ---------
Net cash paid for acquisition..................................    $ 790,000
                                                                   =========

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

4.       STOCKHOLDERS' EQUITY:

         Stock issuance

         On July 17, 2001 SanVision entered into restricted stock agreements with three entities which include the issuance of 6,183,610 shares of SanVision's common stock for consulting and advisory services provided to it. These agreements included provisions for forfeiture of the shares if a business combination of SanVision and SWWT, Inc. was not completed within a specified period. Since the business combination was completed within the specified period, the Company is recording an expense amount as part of the merger related expenses which is based on the fair value of the shares issued to these entities based on the trading price of SWWT, Inc. common stock. As discussed in Note 1, the combination of SanVision and SWWT, Inc. was effective as of February 1, 2002, at which time the risk of forfeiture on these shares lapsed and these shares and SanVision common stock were converted into 6,135,873 shares of the Company's common stock. As of February 1, 2002, the Company recorded a charge for these shares of $19,328,103 based on the trading price of the Company common stock on that date.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


4.       STOCKHOLDERS' EQUITY:

         Stock options

         During the three months ended March 31, 2002, the Company granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Company's 2000 Stock Incentive Plan (the "Plan"). These options were vested upon grant and have a term of not more than ten years. The grant of these options was approved by the Company's Board of Directors, which is responsible for administering the Plan.

         Based on the trading price ($4.50) of the Company's common stock on the grant date for these options as compared to the exercise price ($0.25) of the options, the statement of operations reflects a compensation expense charge of $4,250,000 for these options which were vested on the grant date.

         During the three months ended June 30, 2002, the Company granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Company's 2000 Stock Incentive Plan (the "Plan"). These options were vested 60 days from the date of grant and have a term of not more than ten years. The grant of these options was approved by the Company's Board of Directors, which is responsible for administering the Plan.

         Based on the trading price ($4.00) of the Company's common stock on the grant date for these options as compared to the exercise price ($0.25) of the options, the statement of operations reflects a compensation expense charge of $1,875,000 for these options.


5.       COMMITMENTS:

         Employment Agreement

         During June of 2002, the Company entered into a two-year employment agreement with an employee to serve as the Company's Chief Information Officer/Chief Technology Officer at a base salary of $100,000.

         The agreement also calls for an annual discretionary bonus based upon certain performance objectives. In addition, upon satisfactory performance, the employee received an option to purchase 500,000 shares of the Company's common stock (see Note 4) at an exercise price of $0.25 per share. These options vest 60 days after date of the employment agreement and have a 10-year life from the date of grant.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


5.       COMMITMENTS (CONTINUED):

         Line of Credit

         Per a revised proposed Line of Credit agreement dated May 31, 2002, the Company has a non-contractual line of credit for $3.5 million, with interest at the lender's prime rate or LIBOR plus 2.75%, at the Company's option. Available borrowings under the agreement are based on the lesser of $3.5 million or 75% of eligible accounts receivable, as defined.

         The proposed line of credit will be secured by all assets of the Company and guaranteed by all subsidiaries of the Company. Under the agreement, the Company is required to maintain compliance with certain financial and non-financial covenants. Furthermore, the agreement places restrictions on additional indebtedness and advances to affiliates, shareholders, and employees. The proposed agreement is scheduled to expire on September 30, 2002 unless renewed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         CURRENT BUSINESS ENVIRONMENT

         The IT services industry continues to be impacted by the Internet-related downturn starting in early 2000. However, SVT strictly adhered to its target market focus and avoided marketing its services to high-risk "dot-com" start-up businesses, which enabled SVT to avoid significant deterioration in its business. Additionally, SVT's business mix of Managed Services and Application Development has helped it weather the downturn better than many companies that are not as diversified.

         However, the overall slowdown in the U.S. economy during 2001and 2002 had a major impact on the demand for IT services in general, not only in terms of intense and increasing competition among vendors and pricing pressures from clients, but also drastic budget cutting measures initiated by major corporate customers, which have cancelled or deferred many IT initiatives until the economy improves. In fact, the trend in the marketplace to fund only mission critical IT projects and services and to defer or cancel all other initiatives continues. Another major current trend among customers is to terminate higher priced non-employee consultants and either replace them with new employees or absorb the consultants into permanent positions to reduce costs.

         SVT also lost some business in 2001, mainly from AIG, its largest customer, which decided not to renew contracts for some of the consultants after the expiration of their contract term or completion of their projects. In some cases, AIG also cancelled projects in midstream and laid-off entire project teams, writing off large amounts of investment.

         Going forward, management believes that the pressure on IT budgets will continue at least through the fourth quarter of 2002, if not longer. It is likely that more IT services work, including existing and new application development projects, will continue to be shifted offshore, primarily to India. Therefore, the Company will continue its emphasis on new business development and will revamp its off-shore capability. It will focus on mid-sized companies and verticals where we currently have a strong presence to take advantage of our functional knowledge. Further, while SVT is a services company, it is investigating ways where it can generate greater revenue from existing products.

         In the second quarter of 2002, SVT received a $150,000 grant under the WTC Business Recovery Grant Program as a result of the September 11 terrorist attacks. Management is investigating other grant and tax credit programs for which SVT may qualify.


         RESULTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------     ---------------------------------
                                                              2001                 2002              2001                2002
                                                         -------------          -----------      ------------         -----------
Revenues.............................................       $5,833,665           $4,390,348      $ 13,254,856         $ 9,215,225
Cost of revenues.....................................        4,166,978            3,234,890         9,448,828           6,979,362
                                                         -------------          -----------      ------------         -----------
Gross profit.........................................        1,666,687            1,155,458         3,806,028           2,235,863
Operating expenses:
     General and administrative......................          834,832            1,683,404         1,600,753           2,758,390
     Stock option compensation expense...............           -                 1,875,000            -                6,125,000
     Merger-related costs and expenses...............           -                    34,818            -               18,808,068
                                                         -------------          -----------      ------------         -----------
     Operating income(loss)..........................          831,855           (2,437,764)        2,205,275         (25,455,595)
Grant income.........................................           -                   150,000            -                  150,000
Interest income, net.................................           29,763               20,141            28,183              11,567
                                                         -------------          -----------      ------------         -----------
     Income (loss) before income taxes...............          802,092           (2,267,623)        2,177,092         (25,294,028)
Income taxes (benefit)...............................          362,864              (50,810)          984,911            (480,587)
                                                         -------------          -----------      ------------         -----------
Net income (loss)....................................       $  439,228          $(2,216,813)      $ 1,192,181        $(24,813,441)
                                                         =============          ===========      ============         ===========
Revenues.............................................           100.0%               100.0%            100.0%            100.0%
Cost of revenues.....................................            71.4                 73.7              71.3              75.7
                                                         -------------          -----------      ------------         -----------
Gross profit.........................................            28.6                 26.3              28.7              24.3
Operating expenses:
     General and administrative......................            14.4                 38.3              12.1              29.9
     Stock option compensation expense...............             -                   42.7               -                66.5
     Merger-related costs and expenses...............             -                    0.8               -               204.1
                                                         -------------          -----------      ------------         -----------
     Operating income (loss).........................            14.2                 55.5              16.6             276.2
Grant income.........................................             -                    3.4               -                 1.6
Interest income, net.................................             0.5                  0.4               0.2               0.1
                                                         -------------          -----------      ------------         -----------
     Income (loss) before income taxes                           13.7                 51.7              16.4             274.5
Income taxes (benefit)...............................             6.2                  1.2               7.4               5.2
                                                         -------------          -----------      ------------         -----------
Net income (loss)....................................             7.5%                50.5%              9.0%            269.3%
                                                         =============          ===========      ============         ===========

         Revenues for the three and six month periods ended June 30, 2002 were $4.4 and $9.2 million, a decrease of $1.4 and $4.1 million, or 24.7% and 30.5%, from $5.8 and $13.3 million for the three and six month periods ended June 30, 2001, respectively. The decline in revenues is mostly attributable to a decline in business with AIG, one of the Company's main clients.

         Cost of revenues for the three and six month periods ended June 30, 2002 was $3.2 and $7.0 million, a decrease of $1.0 and $2.4 million, or 22.4%, and 26.1%, respectively, reflecting fewer billable consultants from one year ago

         General and administrative expenses for the three and six month periods ended June 30, 2002 were $1.7 and $2.8 million, an increase of $0.8 and $1.2 million, or 101.6% and 72.3%, from $0.83 and $1.6 million for the three and six month periods ended June 30, 2001, respectively. In the latest quarter SVT took a $200,000 bad debt reserve specifically related to one client. Also, our costs increased this year by about $200,000 due to additional legal and accounting costs incurred because of our public entity status.

          Stock option compensation expense of $1.875 and $6.125 million for the three and six months ended June 30, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options that were granted to employees during the respective periods.

         The six month results are heavily impacted by the merger between SWWT, Inc. and SanVision Technology that consummated in the first quarter. Merger-related costs and expenses for the three months ended March 31, 2002 of $18.8 million were incurred related to the combination of SWWT, Inc. and SanVision Technology Inc. These merger costs of $18,542,455 related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the merger transaction and other professional fees related to the merger of $230,795. Residual merger costs of $34,818 were reflected in the second quarter.

         The effective tax rate was (1.9)% for the six months ended June 30, 2002 as compared with 45.2% for six months ended June 30, 2001. The effective tax rate for the six months ended June 30, 2002 was significantly impacted by the non-deductible merger-related expenses described above. The tax deduction for these shares was significantly less than the expense charge for financial reporting purposes. In addition, the stock option compensation expense of $6.1 million is not deductible for income tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company had net working capital of $3,790,525 comprised primarily of accounts receivable and cash and cash equivalents. SVT historically financed, and the Company continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as a venture capital or private equity funding.

         However, the cash flow from operations varies significantly from month to month primarily due to changes in net income, collection of accounts receivable and tax payments.

         Net cash provided by operating activities was $2,505,889 for the six months ended June 30, 2002, as compared to $2,553,483 for the six months ended June 30, 2001. The decrease in cash provided by operating activities is due primarily to a significant decrease in sales and related accounts receivable.

         Per a revised proposed Line of Credit agreement dated May 31, 2002, the Company has a non-contractual line of credit for $3.5 million, with interest at the lender's prime rate or LIBOR plus 2.75%, at the Company's option. Available borrowings under the agreement are based on the lesser of $3.5 million or 75 % of eligible accounts receivable, as defined.

         The proposed line of credit is secured by all assets of the Company and guaranteed by all subsidiaries of the Company. Under the agreement, the Company is required to maintain compliance with certain financial and non-financial covenants. Furthermore, the agreement places restrictions on additional indebtness and advances to affiliates, shareholders, and employees. The proposed agreement is scheduled to expire on September 30, 2002 unless renewed.

         Management believes that cash generated from operations and its current cash balance will be sufficient to satisfy its projected working capital and planned capital expenditure requirements for the foreseeable future. However, if SVT requires additional funds to support working capital requirements or for other purposes, it may seek to raise the funds through public or private equity financings or from other sources. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on acceptable terms.

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q report contains forward-looking statements with respect to the financial condition, results of operations and business of SVT, Inc. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions in this report.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include:

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

          All future written and oral forward-looking statement attributable to SVT or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. SVT does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates in connection with its subsidiary in India. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The index of exhibits to this report appears after the signature page.

(b) SVT filed no Current Reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SVT INC.
                                            (Registrant)



                                             By: /s/ Michael Bell
                                                 ----------------------
                                             Michael Bell
                                             Chief Financial Officer



                                             By: /s/ Dhir Sarin
                                                 ----------------------
                                             Dhir Sarin
                                             Chief Accounting Officer

Date:  August 19, 2002

                                INDEX OF EXHIBITS

EXHIBIT                             DESCRIPTION
-------                             -----------
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

  10 Employment Agreement dated as of June 1, 2002, between SVT Inc. and Martin Burmeister.

  99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002