Form 10-Q
period 2002-09-30
SVT INC
filed 2002-11-19
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___



Commission file number:  0-25942


                                    SVT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                          84-1167603
------------------------------------                      ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               59 John Street, 3rd Floor, New York, New York 10038
                    (Address of principal executive offices)

                                 (212) 571-6904
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of November 18, 2002, 40,725,826 shares of common stock, par value $.001 per share of the registrant were outstanding.

                                    SVT INC.

                                TABLE OF CONTENTS

                                                                            Page

Prefatory Note.................................................................3


Part I.     Financial Information

Item 1.     Consolidated Balance Sheets as of September 30, 2002 (unaudited)
              and December 31, 2001............................................4

            Consolidated Statements of Operations for the Three and
              Nine Months ended September 30, 2002 and 2001 (unaudited)........5

            Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 2002 and 2001 (unaudited)....................6

            Notes to Consolidated Financial Statements (unaudited) ............7

Item 2.     Management's Discussion and Analysis of Financial Condition
              And Results of Operations.......................................17

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.........21

Item 4.     Controls and Procedures...........................................21


Part II.    Other Information

Item 1.     Legal Proceedings.................................................22

Item 2.     Changes in Securities and Use of Proceeds.........................22

Item 3.     Defaults upon Senior Securities...................................22

Item 4.     Submission of Matters to a Vote of Security Holders...............22

Item 5.     Other Information.................................................22

Item 6.     Exhibits and Reports on Form 8-K..................................22

Signatures         ...........................................................23

                                 PREFATORY NOTE


     On November 17, 2002, Dhir Sarin, Vice President and Chief Financial Officer of SVT Inc. (the "Company"), suffered serious injuries as a result of a car accident, and is hospitalized. As of the date of this Quarterly Report on Form 10-Q, Mr. Sarin is unavailable and unable to execute this report (as required by the instructions to Form 10-Q) or the certifications required to be executed by the chief financial officer and included in this report by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

     Due to the structure of the Company's management, Amit Sarkar, the President and Chief Operating Officer of the Company, is sufficiently involved in and informed of the Company's financial affairs as to enable him to act as the Company's Interim Chief Accounting Officer during the period of Mr. Sarin's incapacity. Mr. Sarkar's involvement in the Company's financial affairs includes, but is not limited to, his participation in evaluations of the Company's internal controls and procedures conducted by the Company's Chief Executive Officer and Chief Financial Officer. As a result, Mr. Sarkar has executed this report and the certifications required to be executed by Mr. Sarin and included in this report by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, in the capacity as the Company's Interim Chief Accounting Officer.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                            SVT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                 September 30, 2002
                                                                          December 31, 2001         (unaudited)
                                                                          -----------------      ------------------

                                ASSETS
Current assets:
Cash and cash equivalents..............................................         $   526,076            $ 2,061,322
Accounts receivable, net of allowance of
  $50,000 and $1,050,000, respectively.................................           5,368,383              3,564,161
  Deferred income taxes................................................             577,535                   -
  Due from stockholder.................................................              86,508                   -
  Other current assets.................................................             452,330                247,942
Total current assets...................................................           7,010,832              5,873,425
Property and equipment, net of accumulated
  depreciation of $128,459 and $182,257, respectively..................             138,028                305,340
Goodwill...............................................................           1,548,947                    -
Intangible assets, net of accumulated amortization
  of $69,595 and $1,957,508, respectively..............................           1,284,331                132,829
Deposit on acquisition.................................................             800,000                   -
Other long-term assets.................................................              93,151                325,211
                                                                                $10,875,289            $ 6,636,805
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................         $ 1,062,792            $   657,680
  Accrued expenses.....................................................           2,854,383              3,698,495
  Line of credit.......................................................              51,614                   -
Total current liabilities..............................................           3,968,789              4,356,175
Deferred income taxes                                                             2,050,421                739,444
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no
  shares issued or outstanding.........................................                -                      -
Common stock, $0.001 par value, 100,000,000 shares
  authorized, 29,887,454 and 40,725,826 shares issued and
  outstanding..........................................................              29,887                 40,726
Additional paid-in capital.............................................             700,613             26,319,706
Cumulative translation adjustments.....................................            (163,840)              (179,274)
Retained earnings (deficit)............................................           4,289,419            (24,639,972)
Total stockholders' equity.............................................           4,856,079              1,541,186
                                                                                $10,875,289            $ 6,636,805
   The accompanying notes are an integral part of these financial statements.



                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the three months ended    For the nine months ended
                                                             September 30,               September 30,
                                                             -------------               -------------
                                                           2001          2002       2001           2002
                                                           ----          ----       ----           ----

Revenues.........................................     $  5,292,381  $  4,451,646    $ 18,547,237   $ 13,666,871
Cost of revenues.................................        3,867,148     3,105,104      13,315,976     10,084,466
Gross profit.....................................        1,425,233     1,346,542       5,231,261      3,582,405
Operating expenses:
  General and administrative
    Expenses.....................................          935,792     3,694,148       2,536,545      6,452,538
  Goodwill impairment                                         -        1,548,947            -         1,548,947
  Stock option compensation expense..............             -             -               -         6,125,000
  Merger-related costs and expenses..............             -         (120,650)           -        18,687,418
Operating income (loss)..........................          489,441    (3,775,903)      2,694,716    (29,231,498)
Grant income                                                  -             -               -           150,000
Interest (expense) income, net...................           18,249        45,764          (9,934)        57,331
Income (loss) before income taxes................          507,690    (3,730,139)      2,684,782    (29,024,167)
Income taxes (benefit)...........................          220,241       385,810       1,208,152        (94,777)
Net income (loss)................................     $    287,449  $ (4,115,949)   $  1,476,630  $ (28,929,390)
Basic earnings (loss) per share..................            $0.01        ($0.10)          $0.05         ($0.73)
Diluted earnings (loss) per share................            $0.01        ($0.10)          $0.05         ($0.73)
Basic weighted average
  shares outstanding.............................       29,887,454    40,725,826      29,887,454     39,495,108
Diluted weighted average shares outstanding......       29,887,454    40,725,826      29,887,454     39,495,108






   The accompanying notes are an integral part of these financial statements.


                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the nine months ended
                                                                                    September 30,
                                                                                    -------------
                                                                             2001          2002
                                                                             ----          ----
Operating activities:
Net income (loss)........................................................    $  1,476,630  $ (28,929,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
  Depreciation and amortization..........................................          21,324      1,942,710
  Bad debt provision.....................................................            -         1,015,324
  Goodwill impairment....................................................                      1,548,947
  Deferred taxes.........................................................            -          (733,442)
  Compensation charge for stock option issuance..........................            -         6,125,000
  Non-cash charge for merger-related expenses............................            -        19,328,103
Changes in assets and liabilities
  Decrease in accounts receivable........................................       2,781,221        788,898
  Decrease in amount due from stockholder................................         293,645         86,508
  (Increase) decrease in other current assets............................         (81,598)       204,388
  (Increase) decrease in other assets....................................        (122,514)        17,939
  (Decrease) in accounts payable.........................................      (1,456,794)      (405,112)
  Increase in accrued expenses...........................................       1,226,785        770,942

Net cash provided by operating activities................................       4,138,699      1,760,815
Investing activities:
  Cash paid for business acquisitions,
  net of cash acquired...................................................            -            10,000
  Purchase of property and equipment.....................................          (8,358)      (183,077)
Net cash (used in) investing activities..................................          (8,358)      (173,077)
Financing activities:
Net borrowings (repayments) on line of credit............................       1,178,180        (51,614)
Net cash provided by (used in) financing activities......................       1,178,180        (51,614)
Effect of exchange rate changes on cash flows............................        (140,504)          (878)
Net increase in cash and cash equivalents................................       5,168,017      1,535,246
Cash and cash equivalents, beginning
  of period..............................................................       1,184,499        526,076
Cash and cash equivalents, end of period.................................    $  6,352,516  $   2,061,322
Supplemental disclosures of cash flow
  information:
  Cash paid for interest.................................................    $     67,251  $       8,042
  Cash paid for income taxes.............................................    $    640,425  $     604,000




   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)

1.   Background

     SVT Inc. (SVT), formerly SWWT, Inc., is a Delaware corporation which together with its wholly-owned subsidiaries (see Note 2) is herein referred to as the "Company". The Company is an information technology consulting, network, and systems management outsourcing business. To date, the Company has specialized in e-commerce applications and web-based systems management for the financial services, insurance, media and telecommunications industries.

     On July 23, 2001, SanVision Technology Inc. (SanVision) entered into a merger agreement with SWWT, Inc. under which a wholly-owned subsidiary of the Company (E-Newco, Inc.) was merged into SanVision and SanVision became a wholly-owned subsidiary of SWWT. Under the merger agreement, SanVision stockholders received 35,792,599 shares of the Company's common stock in exchange for their shares of SanVision. Upon completion of the transactions contemplated by the merger agreement on March 15, 2002, and after taking into account (i) a one-for-two reverse stock split of the Company's common stock,
(ii) a change in the conversion ratio applicable to the Company's series B preferred stock into common stock from approximately 1-to-100 to approximately 1-to-10, and (iii) the conversion of all shares of series B preferred stock into shares of common stock, the Company had outstanding 40,905,826 shares of common stock on an as-converted and fully diluted basis, of which the former stockholders of SanVision owned 87.5%.

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

     In accordance with the Securities and Exchange Commission Accounting Disclosure Rules and Practices, the transaction costs incurred in connection with the merger were charged directly to stockholders' equity to the extent of the cash received in the merger (which was equal to $785,648) and the excess (which was equal to $18,808,068) has been charged to merger related costs and expenses.

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)


1.   Background (Continued):

     The assets, liabilities and stockholders' equity amounts that were combined with SanVision as of the merger date as part of the reverse merger transaction were as follows:


     Assets
Cash and cash equivalents                          $  785,648
Investment                                            250,000
     Total assets                                  $1,035,648
     Liabilities and Stockholders' Equity
Accrued expenses                                   $   73,171
Common Stock                                           49,332
Additional paid-in capital                            913,145
     Total liabilities and stockholders' equity    $1,035,648

     The following unaudited pro forma summary information presents the consolidated results of operations as if the merger between SanVision and SWWT, Inc. had occurred as of January 1, 2001. The unaudited pro forma summary information excludes the merger related costs and expenses of $18,687,418 which was recognized as of the merger date related to the issuance of 6,135,873 shares of the Company's common stock (see Note 3) and other professional fees related to merger expenses incurred during the nine months ended September 30, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed as of January 1, 2001 or results which may occur in the future.



                                       For the three months ended    For the nine months ended
                                              September 30,                September 30,
                                              -------------                -------------
                                       2001          2002            2001           2002
                                       ----          ----            ----           ----
Revenues                               $ 5,292,381   $ 4,451,646     $ 18,547,237 $ 13,666,871
Gross profit                             1,425,233     1,346,542        5,231,261    3,582,405
Net income (loss)                      $    62,232   $(4,236,599)    $    769,104 $(10,241,972)
Basic and diluted earnings per share   $      -      $     (0.10)    $       0.03 $       0.26



     For the period from January 1, 2002 through the merger date on February 1, 2002, there were no operations and no expenses were incurred by SWWT, Inc. As a result, the pro forma summary information included above for the nine months ended September 30, 2002 is not impacted by the inclusion of SWWT, Inc.

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)


2.   Summary of Significant Accounting Policies

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

     The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's two largest customers represent approximately 70% of total revenues (43% and 27%, respectively) for the nine months ended September 30, 2001, and the three largest customers represent approximately 69% of total revenues (27%, 30% and 12%, respectively) for the nine months ended September 30, 2002. The total accounts receivable from these customers as of September 30, 2002 was $3,443,561 ($1,693,344, $806,612 and $943,605, respectively).

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)


2.   Summary of Significant Accounting Policies (Continued):

     Segment disclosures

     For purposes of Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," management believes that the Company operates in one segment.

     For the nine months ended September 30, 2001 and 2002, all of the Company's revenues are attributed to customers in the United States. As of September 30, 2001 substantially all of the Company's long-lived assets were located in the United States. As of September 30, 2002, a total of approximately $245,638 of long-lived assets remained after goodwill and other intangible impairment, the majority of which relate to the 2001 acquisitions. These assets are recorded in the Company's subsidiary in India and its subsidiary in the United Kingdom.

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

     Earnings per share

     The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive. For the three and nine months ended September 30, 2001, the Company had no potentially dilutive securities. For the three and nine months ended September 30, 2002, the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)


2.   Summary of Significant Accounting Policies (Continued):

     Earnings per share are calculated as follows:


                                                    For the three months ended    For the nine months ended
                                                           September 30,                 September 30,
                                                           -------------                 -------------
                                                    2001            2002          2001           2002
                                                    ----            ----          ----           ----

Net income (loss) - basic and diluted.............  $     287,449  ($ 4,115,945)  $  1,476,630  ($ 28,929,390)

Weighted average shares outstanding - basic.......     29,887,454    40,725,826     29,887,454     39,495,108

Impact of stock options and warrants..............           -             -              -              -

Weighted average shares outstanding - diluted.....     29,887,454    40,725,826     29,887,454     39,495,108

Earnings (loss) per share - basis.................          $0.01        ($0.10)         $0.05         ($0.73)

Earnings (loss) per share - diluted...............          $0.01        ($0.10)         $0.05         ($0.73)



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

     Other comprehensive income (loss) is calculated as follows:



                                                     For the three months ended    For the nine months ended
                                                           September 30,                  September 30,
                                                           -------------                  -------------
                                                     2001           2002           2001            2002
                                                     ----           ----           ----            ----
Net income (loss)                                    $  287,449     $(4,115,949)   $  1,476,630    $(28,929,390)
Other comprehensive income (loss):
     Unrealized gain (loss) from foreign currency
     translation adjustments                              8,295            2,054       (140,504)        (15,434)
Comprehensive income (loss)                          $  295,744     $(4,113,895)   $  1,336,126    $(28,944,824)



                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)

2.   Summary of Significant Accounting Policies (Continued):

     Stock Split

     As disclosed above in Note 1, there was a reverse stock split and change to the conversion ratio for SWWT common and preferred stock, and a conversion adjustment for the SanVision common stock (with 36,071,064 shares of SanVision common stock converted into 35,792,599 shares of SVT common stock) as part of the merger transaction. All references to the number of common shares and per share amounts have been restated as appropriate to reflect the effect of these transactions for all periods presented.

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

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)

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

     Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of June 30, 2002, the Company has determined that the fair value of its reporting units exceeds the reporting units' carrying amounts and therefore, goodwill is not impaired. The required continued impairment tests of goodwill may result in future period write-downs. During the third quarter of 2002, several factors including the continued sluggish economic climate, the potential loss of a major client and the lack of customer capital expenditure on software development led the Company to take a complete impairment writedown of $1,548,947.

     No goodwill amortization was recorded for the three and nine months ended September 30, 2001 since there was no goodwill recorded by the Company prior to the acquisition which took place in December 2001 (see Note 3), therefore no pro-forma disclosures are required. As of September 30, 2002, the net book value for goodwill was $0.

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

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)


3.   Stockholders' Equity

     Stock issuance

     On July 17, 2001, SanVision entered into restricted stock agreements with three entities which include the issuance of 6,183,610 shares of SanVision's common stock for consulting and advisory services provided to it. These agreements included provisions for forfeiture of the shares if a business combination of SanVision and SWWT, Inc. was not completed within a specified period. Since the business combination was completed within the specified period, the Company is recording an expense amount as part of the merger related expenses which is based on the fair value of the shares issued to these entities based on the trading price of SWWT, Inc. common stock. As discussed in Note 1, the combination of SanVision and SWWT, Inc. was effective as of February 1, 2002, at which time the risk of forfeiture on these shares lapsed and these shares and SanVision common stock were converted into 6,135,873 shares of the Company's common stock. As of February 1, 2002, the Company recorded a charge for these shares of $19,328,103 based on the trading price of the Company common stock on that date.

     Stock options

     During the three months ended March 31, 2002, the Company granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Company's 2000 Stock Incentive Plan (the "Plan"). These options were fully vested upon grant and have a term of not more than ten years. The grant of these options was approved by the Company's Board of Directors, which is responsible for administering the Plan.

     Based on the trading price ($4.50) of the Company's common stock on the grant date for these options as compared to the exercise price ($0.25) of the options, the statement of operations reflects a compensation expense charge of $4,250,000 for these options.

     Subsequent to the balance sheet date, the executive who had been issued these options was terminated, and the options were forfeited as part of the separation agreement between the Company and such executive (see Note 5--Termination of Chief Financial Officer).

     During the three months ended June 30, 2002, the Company granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Company's 2000 Stock Incentive Plan (the "Plan"). These options were fully vested 60 days from the date of grant and have a term of not more than ten years. The grant of these options was approved by the Company's Board of Directors, which is responsible for administering the Plan.

     Based on the trading price ($4.00) of the Company's common stock on the grant date for these options as compared to the exercise price ($0.25) of the options, the statement of operations reflects a compensation expense charge of $1,875,000 for these options.

                           SVT INC. AND SUBSIDIARIES

                   Notes to consolidated financial statements
                               September 30, 2002
                                   (Unaudited)


4.   Commitments

     Line of Credit

     On May 31, 2002, the Company entered into a Line of Credit Agreement with a lender providing for an uncommitted one year $3.5 million revolving credit facility. As of the date of this report, the Company had not borrowed any funds under this credit facility.

     Outstanding borrowings under the credit facility bear interest at the lender's prime rate or LIBOR plus 2.75%, at the Company's option. The ability of the Company to borrow under the credit facility is subject to certain eligibility requirements, including financial and other covenants. Borrowings under the credit facility are based on the lesser of $3.5 million or 75% of eligible accounts receivable, as defined in the Line of Credit Agreement.

     The repayment of amounts which may be borrowed under the credit facility will be secured by all assets of the Company and guaranteed by all subsidiaries of the Company. Under the Line of Credit Agreement, the Company is required to maintain compliance with certain financial and non-financial covenants during the time that any borrowings remain outstanding. Furthermore, the Line of Credit Agreement places restrictions on the incurrence of additional indebtedness and advances to affiliates, shareholders and employees. The credit facility will expire on May 31, 2003, unless earlier terminated or renewed. At its option, the lender may terminate the credit facility at any time during which the credit facility remains unused.

5.   Subsequent Events

     Litigation

     Velocity Express Corporation (Nasdaq: VEXP), a client of the Company, became seriously delinquent in payment for services rendered by the Company and requested a payment plan, citing cash flow difficulty. The Company agreed to such a plan for payment. In August 2002, Velocity defaulted on the payment plan and in October 2002, as permitted under the payment plan, the Company demanded that all past due payments be paid. Velocity then terminated certain agreements it had entered into with the Company, solicited the Company employees working on the Velocity account, and refused to pay the outstanding invoices. On October 10, 2002, Velocity filed for an injunction in the United States District Court for the Southern District of New York to allow it to continue to use the software developed by the Company for Velocity without having to pay for it. On October 25, 2002, the Company countersued Velocity alleging breach of contract and damages of $10 million. On October 29, 2002, the court granted Velocity's request for the injunction. On November 15, 2002, the federal lawsuit was dismissed by the court for lack of jurisdiction. Prior to the federal court dismissal, on November 8, 2002, Velocity filed suit in New York State Supreme Court, alleging breach of contract and seeking compensatory and punitive damages. On November 13, 2002, the Company filed claims against Velocity in New York State Supreme Court again alleging breach of contract and damages of $10.0 million. The Company expects that Velocity will make claims against the Company for alleged breaches by the Company under its agreements with Velocity. The Company believes it will prevail for some significant portion of its claims against Velocity, net of any claims by Velocity. Accordingly, the Company has recorded a

$1.0 million reserve for bad debt against this client receivable for the nine month period ended September 30, 2002, $800,000 of which was recorded during the three month period ended September 30, 2002.

     Termination of Chief Financial Officer

     On October 10, 2002, the Company terminated the employment of Michael Bell, the Company's Chief Financial Officer. Pursuant to a Separation Agreement dated October 21, 2002, Mr. Bell and the Company agreed that, notwithstanding the provisions of Mr. Bell's employment agreement with the Company, the Company would immediately pay to Mr. Bell, and Mr. Bell would accept without further recourse or claim, a severance payment of $75,000. Mr. Bell also agreed to waive his rights to purchase 1.0 million shares of the Company's common stock under stock options previously granted to him. In addition, Mr. Bell agreed to remain as the Company's acting Chief Financial Officer until a new chief financial officer could be appointed, and to consult with the new chief financial officer in transitioning the financial matters of the Company for a period of five months. On November 14, 2002, the Company appointed Dhir Sarin as its new Chief Financial Officer, at which time Mr. Bell ceased serving as acting Chief Financial Officer.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Current Business Environment

     The information technology (IT) services industry continues to be impacted by the Internet-related downturn which began in early 2000, and the economic recession which followed the September 11 terrorist attacks, which is continuing. The overall slowdown in the U.S. economy during 2001 and 2002 had a major impact on the demand for IT services in general, and the Company in particular, not only in terms of intense and increasing competition among vendors and pricing pressures from clients, but also drastic budget cutting measures initiated by major corporate customers, which have cancelled or deferred many IT initiatives until the economy improves. In fact, the trend in the marketplace to fund only mission critical IT projects and services and to defer or cancel all other initiatives continues. Another major current trend among customers is to terminate higher priced non-employee consultants and either replace them with new employees or absorb the consultants into permanent positions to reduce costs.

     The Company also lost some business in 2002, mainly from AIG, its largest customer, which decided not to renew contracts for some of the consultants after the expiration of their contract term or completion of their projects. In some cases, AIG also cancelled projects in midstream and laid-off entire project teams, writing off large amounts of investment.

     Going forward, management believes that the pressure on IT budgets will continue at least through the first quarter of 2003, if not longer. It is likely that more IT services business, including existing and new application development projects, will continue to be shifted offshore, primarily to India. Therefore, the Company will continue its emphasis on new business development and will revamp its off-shore capability.

     The Company had a three year outsourcing agreement with Velocity Express Corporation (Nasdaq: VEXP) valued at approximately $4.0 million annually, which was to expire in October 2004. In October 2002, Velocity breached the agreement, solicited the Company's employees, and re-took control of their IT operations. At the time of Velocity's breach, Velocity owed the Company over $2.5 million in past due invoices. The Company has sued Velocity for $10.0 million, including damages. For more information concerning the Company's lawsuit against Velocity, please see Part II-Other Information, Item 1-Legal Proceedings.

     In the second quarter of 2002, the Company received a $150,000 grant under the World Trade Center Business Recovery Grant Program as a result of the September 11 terrorist attacks. Management is investigating other grant and tax credit programs for which the Company may qualify.


Results of Operations

                                                  For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                     September 30,
                                                      -------------                     -------------
                                                  2001         2002             2001              2002
                                                  ----         ----             ----              ----
Revenues........................................  $5,292,381   $ 4,451,646      $ 18,547,237      $ 13,666,871
Cost of revenues................................   3,867,148     3,105,104        13,315,976        10,084,466
Gross profit....................................   1,425,233     1,346,542         5,231,261         3,582,405
Operating expenses:
     General and administrative.................     935,792     3,694,148         2,536,545         6,452,538
     Goodwill impairment                                -        1,548,947              -            1,548,947
     Stock option compensation expense..........        -             -                 -            6,125,000
     Merger-related costs and expenses..........        -         (120,650)             -           18,687,418
     Operating income (loss)....................     489,441    (3,775,903)        2,694,716       (29,231,498)
Grant income....................................        -             -                 -              150,000
Interest income, net............................      18,249        45,764            (9,934)           57,331
     Income (loss) before income taxes..........     507,690    (3,730,139)        2,684,782       (29,024,167)
Income taxes (benefit)..........................     220,241       385,810         1,208,152           (94,777)
Net income (loss)...............................  $  287,449   $(4,115,949)     $  1,476,630      $(28,929,390)

Revenues........................................       100.0%        100.0%            100.0%            100.0%
Cost of revenues................................        73.1          69.8              71.8              73.8
Gross profit....................................        26.9          30.2              28.2              26.2
Operating expenses:
     General and administrative.................        17.7          83.0              13.7              47.3
     Goodwill impairment........................        -             34.8              -                 11.3
     Stock option compensation expense..........        -             -                 -                 44.8
     Merger-related costs and expenses..........        -             (2.8)             -                136.7
     Operating income (loss)....................         9.3         (84.8)             14.5            (213.9)
Grant income....................................        -             -                 -                  1.1
Interest income, net............................         0.3           1.0              -                  0.4
     Income (loss) before income taxes                   9.6         (83.8)             14.5            (212.4)
Income taxes (benefit)..........................         4.2           8.7               6.5              (0.7)
Net income (loss)...............................         5.4%        (92.5)%             8.0%           (211.7)%


     Revenues. Revenues for the three and nine month periods ended September 30, 2002 were $4.5 million and $13.7 million, a decrease of $0.8 million and $4.8 million, or 15.1% and 25.9%, from $5.3 million and $18.5 million for the three and nine month periods ended September 30, 2001, respectively. The decline in revenues is mostly attributable to a decline in business with AIG, one of the Company's main clients.

     Cost of Revenues. Cost of revenues for the three and nine month periods ended September 30, 2002 was $3.1 million and $10.1 million, a decrease of $0.8 million and $3.2 million, or 20.7%, and 24.3%, respectively, from $3.9 million and 13.3 million for the three and nine month periods ended September 30, 2001, respectively. The decrease in cost of revenues is primarily attributable to fewer billable consultants in the third quarter of 2002 when compared to the same period in 2001.

     General and Administrative Expenses. General and administrative expenses for the three and nine month periods ended September 30, 2002 were $3.7 million and $6.5 million, an increase of $2.8 million and $3.9 million, or 294.8% and 154.4%, from $0.94 million and $2.5 million for the three and nine month periods ended September 30, 2001, respectively. In the three months ended September 30, 2002, the Company took a $800,000 bad debt reserve specifically related to one client. Also, our general and administrative expenses increased this year by about $200,000 due to additional legal and accounting costs incurred because we became a public company with operations. In addition, the Company accelerated the amortization period of its intangible assets during the three months ended September 30, 2002, which resulted in a $1,608,000 charge to amortization expense.

     Stock option compensation expense of $6.125 million for the nine months ended September 30, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options that were granted to employees during the respective period.

     The nine month results are heavily impacted by the merger between SWWT, Inc. and SanVision Technology that was consummated in the first quarter of 2002. Merger-related costs and expenses for the three months ended March 31, 2002 of $18.8 million were incurred related to the combination of SWWT, Inc. and SanVision Technology Inc. These merger costs of $18,542,455 related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the completion of the merger transaction and other professional fees related to the merger in the amount of $230,795. Residual merger costs of $34,818 were reflected in the second quarter of 2002. Certain settlements with regard to previously accrued merger costs resulted in a reduction in the aggregate amount of $120,650 in the third quarter of 2002.

Liquidity and Capital Resources

     As of September 30, 2002, the Company had net working capital of $1,517,250. The Company has historically financed, and continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as venture capital or private equity funding. Working capital has declined substantially since December 31, 2001 due mainly to the reduction in revenue and corresponding accounts receivable as well as the increase in accrued expenses. However, cash flow from operations varies significantly from month to month primarily due to changes in net income, collection of accounts receivable and tax payments.

     Net cash provided by operating activities was $1,760,815 for the nine months ended September 30, 2002, as compared to $4,138,699 for the nine months ended September 30, 2001, a decrease of 52.6%. The decrease in cash provided by operating activities during the nine months ended September 30, 2002 is due primarily to a substantial decrease in sales and related accounts receivable and the overall net loss as adjusted for non-cash items when compared to the nine months ended September 30, 2001 .

     On May 31, 2002, the Company entered into a Line of Credit Agreement with a lender providing for an uncommitted one year $3.5 million revolving credit facility. As of the date of this report, the Company had not borrowed any funds under this credit facility.

     Outstanding borrowings under the credit facility bear interest at the lender's prime rate or LIBOR plus 2.75%, at the Company's option. The ability of the Company to borrow under the credit facility is subject to certain eligibility requirements, including financial and other covenants. Borrowings under the credit facility are based on the lesser of $3.5 million or 75% of eligible accounts receivable, as defined in the Line of Credit Agreement.

     The repayment of amounts which may be borrowed under the credit facility will be secured by all assets of the Company and guaranteed by all subsidiaries of the Company. Under the Line of Credit Agreement, the Company is required to maintain compliance with certain financial and non-financial covenants during the time that any borrowings remain outstanding. Furthermore, the Line of Credit Agreement places restrictions on the incurrence of additional indebtedness and advances to affiliates, shareholders and employees. The credit facility will expire on May 31, 2003, unless earlier terminated or renewed. At its option, the lender may terminate the credit facility at any time during which the credit facility remains unused.

     Management believes that its current cash balance and cash generated from operations represented by existing accounts receivable, future accounts receivable generated from future sales (assuming the Company's level of sales remain at their current levels or increase) and the collection of such accounts receivable will be sufficient to satisfy its projected working capital and planned capital expenditure requirements for the foreseeable future. However, if the Company requires additional funds to support working capital requirements or for other purposes, it may seek to raise the funds through public or private equity financings or from other sources. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on acceptable terms.

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates" or similar expressions in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include:

     o a prolonged continuation or worsening of the recent economic slowdown and its impact on IT budgets,

     o    increasing competition,

     o the Company inability to get funding for any major geographic expansions or external growth,

     o    failure to expand across other industry verticals,

     o    loss of key personnel, and

     o loss of major existing clients or decrease of business volume with them.

     Because forward-looking statements are subject to risks and uncertainties, actual results of the Company may differ materially from those expressed or implied in this report. We caution you not to place undue reliance on these statements, which speak only as of the date of this report.

     All future written and oral forward-looking statement attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. the Company does not undertake any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates in connection with its subsidiary in India. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Chief Executive Officer and the President and Chief Operating Officer (acting as Interim Chief Accounting Officer due to the incapacity of the Chief Financial Officer) of our Company have concluded that such controls are effective.

Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluation conducted by our Chief Executive Officer and President and Chief Operating Officer (acting as Interim Chief Accounting Officer due to the incapacity of the Chief Financial Officer).

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     Velocity Express Corporation (Nasdaq: VEXP), a client of the Company, became seriously delinquent in payment for services rendered by the Company and requested a payment plan, citing cash flow difficulty. The Company agreed to such a plan for payment. In August 2002, Velocity defaulted on the payment plan and in October 2002, as permitted under the payment plan, the Company demanded that all past due payments be paid. Velocity then terminated certain agreements it had entered into with the Company, solicited the Company employees working on the Velocity account, and refused to pay the outstanding invoices. On October 10, 2002, Velocity filed for an injunction in the United States District Court for the Southern District of New York to allow it to continue to use the software developed by the Company for Velocity without having to pay for it. On October 25, 2002, the Company countersued Velocity alleging breach of contract and damages of $10.0 million. On October 29, 2002, the court granted Velocity's request for the injunction. On November 15, 2002, the federal lawsuit was dismissed by the court for lack of jurisdiction. Prior to the federal court dismissal on November 8, 2002, Velocity filed suit in New York State Supreme Court, alleging breach of contract and seeking compensatory and punitive damages. On November 13, 2002, the Company filed claims against Velocity in New York State Supreme Court again alleging breach of contract and damages of $10.0 million. The Company expects that Velocity will make claims against the Company for alleged breaches by the Company under its agreements with Velocity. The Company believes it will prevail for some significant portion of its claims against Velocity, net of any claims by Velocity.

ITEM 2.   Changes in Securities and Use of Proceeds.

     None.

ITEM 3.   Defaults Upon Senior Securities.

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     None.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a)  The index of exhibits to this report appears after the signature page.

(b)  The Company filed a Current Report on Form 8-K on July 24, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SVT INC.
                                       (Registrant)



Date:     November 19, 2002            By: /s/ Sanjay Sethi
                                          --------------------------------------
                                          Sanjay Sethi
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


                                       By: /s/ Amit Sarkar
                                          --------------------------------------
                                          Amit Sarkar
                                          President, Chief Operating Officer and
                                          Interim Chief Accounting Officer*


*Please see Prefatory Note at the beginning of this Quarterly Report on Form 10-Q immediately following the Table of Contents for an explanation of the title "Interim Chief Accounting Officer".

                                INDEX OF EXHIBITS

     Exhibit               Description
     -------               -----------

     99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     99.3 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     99.4 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002