Form 10-K
period 2002-12-31
SVT INC
filed 2003-04-15
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-25942

--------------------------------------------------------------------------------

                                    SVT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      84 - 1167603
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                             50 BROADWAY, 8th FLOOR
                            NEW YORK, NEW YORK 10004
                    (Address of principal executive offices)

                                 (212) 571-6904
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.001 per share
                                (Title of class)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [] No [X]

As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of SVT Inc. held by non-affiliates was $28,758,112. As of April 11, 2003, 40,725,826 shares of common stock of SVT, Inc. were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K report contains forward-looking statements with respect to the financial condition, results of operations and business of SVT Inc. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include

o a prolonged continuation or worsening of the recent economic slowdown and its impact on IT budgets,

o    increasing competition,

o SVT's inability to get funding for any major geographic expansions or external growth,

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                             no.
                                                                             ---

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS .....................3

PART I ........................................................................5
   ITEM 1.   BUSINESS .........................................................5
   ITEM 2.   PROPERTIES ......................................................14
   ITEM 3.   LEGAL PROCEEDINGS ...............................................14
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............15

PART II ......................................................................16
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS .......................................................16
   ITEM 6.   SELECTED FINANCIAL DATA .........................................17
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .....................................19
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......25
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ......................26
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE ..........................................26

PART III .....................................................................27
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............27
   ITEM 11.  EXECUTIVE COMPENSATION ..........................................32
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               AND RELATED STOCKHOLDER MATTERS ...............................35
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................38
   ITEM 14.  CONTROLS AND PROCEDURES .........................................38

PART IV ......................................................................40
   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .40

SIGNATURES ...................................................................41

INDEX OF EXHIBITS ............................................................44

                                     PART I

ITEM 1.   BUSINESS.

HISTORICAL BACKGROUND

SVT Inc. (the "Company" or "SVT"), known until February 1998 as SweetWater, Inc., and thereafter until February 1, 2002 as SWWT, Inc. was incorporated in Colorado in March 1991 and re-incorporated in Delaware in September 1993. The Company's principal office is located at 50 Broadway, 8th Floor, New York, New York 10004, and its telephone number is (212) 571-6904.

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

During 2000, the Company purchased certain exchangeable promissory notes and warrants of SchoolNet, Inc., an application service provider to school districts, for $500,000. In addition, during 2000 the Company made a $1,000,000 advance to DigaFuel, Inc., an e-commerce solutions provider, in anticipation of making an investment in DigaFuel. DigaFuel subsequently repaid $565,000 of the Company's advance in December 2000. In the fourth quarter of 2000, the Company reduced the carrying value of the SchoolNet investment by $250,000 due to impairment in value resulting primarily from changing market conditions of companies in SchoolNet's industry sector. The remaining balance was written off during 2002. Also, the Company wrote off the remaining $435,000 balance of the DigaFuel advance in the fourth quarter of 2000 as a result of the Company's assessment of DigaFuel's limited prospects for long term liquidity and the current difficulty encountered by early stage companies in raising additional equity financing.

The Company resumed active business operations as a result of a series of interrelated transactions which resulted in the combination, effective February 1, 2002 (the "Combination"), of the Company and SanVision Technology Inc. ("SanVision"). These transactions consisted of:

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

o amendments to the certificate of designation of the Company's series B preferred stock to, among other things, (1) effect immediately before the Merger and the 1-for-2 Reverse Split a change in the conversion ratio of the series B preferred stock into common stock from approximately 1-to-100 to approximately 1-to-10, and (2) provide for the automatic conversion of the series B preferred stock into common stock immediately before the Merger. Each share of series B preferred stock, after giving effect to the Reverse Split and the change in the conversion ratio, was converted into approximately five shares of the Company's common stock immediately before the Merger.

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

SVT provides Information Technology ("IT") related professional services to businesses. These services enable its clients to combine the scope and efficiencies of the new web-based technologies with their existing business processes, such as managing procurement, selling products and services, providing customer service, conducting supplier transactions, communicating with their employees over the web, and maintain their IT infrastructure. SVT offers a broad range of IT services to its clients who desire to outsource any such services or retain outside consultants to supplement their in-house IT initiatives. SVT's application development services include all facets of IT solutions, from writing custom codes for new applications to web enabling existing applications to seamless systems integration. SVT also provides post-production managed services for maintenance of its clients' applications and systems infrastructure, including databases, networks and operating systems administration to help maintain, monitor, support and upgrade complex and high performance systems and applications 24 hours a day, 7 days a week. Currently, SVT focuses on marketing its IT solutions and managed services primarily to large companies in industries that have historically devoted relatively large percentages of their overall operating budgets to information technology, such as the financial services, insurance, media and telecommunications industries. We believe that SVT offers a number of benefits and differentiated services to its clients, which enables SVT to capitalize on the rapid growth in the IT services industry. In all of SVT's client engagements, it applies its methodology and quality assurance process to deliver these services, so as to maintain a high level of quality demanded by major corporations and global institutions that use its services, at a reasonable cost.

SVT began operation of its current lines of business in October 1997. It currently has approximately 90 employees and approximately 20 independent contractors in the U.S. In addition, there are approximately 20 employees in India as well as five trainees in North America.

For purposes of Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information," we believe that SVT operates in one segment because substantially all of SVT's revenues are attributed to, and substantially all its assets are located in, the United States. In addition, as of December 31, 1999, 2000, 2001 and 2002, substantially all of SVT's long-lived assets were located in the United States. As of December 31, 2002, a total of approximately $108,000 of long-lived assets (a substantial portion of which relates to 2001 acquisitions) were recorded in SVT's subsidiary in India.

INDUSTRY INFORMATION

The following discussion includes data concerning the information technology professional services industry that SVT obtained from material published by independent sources which generally indicate that they have obtained information from sources that they believe are reliable, but do not guarantee the accuracy and completeness of the information.

Worldwide demand for IT services had been growing rapidly until the past two years. However, the growth has not only slowed down, many areas are experiencing a severe downturn. Despite recent downward pressure on IT spending, the pace of technological advance is continuing. In order to remain competitive, companies are increasingly required to adopt emerging technologies, such as e-CRM technologies, e-business and e-commerce applications, data warehousing, supply chain management and middleware/enterprise application integration. Many emerging technologies offer the promise of faster, more responsive, lower cost business operations. However, some technology spending is also being forced by compulsory upgrades from major software vendors like Microsoft, without which the market would probably show an even steeper decline.

                          IT SERVICES OUTSOURCING TREND

As the Internet started gaining acceptance for e-commerce, most businesses initially created their web pages as their digital brochures with static product and services information. However, in order to take full advantage of the opportunities presented by the Internet for conducting actual business on the web, merely creating attractive web pages is insufficient. Businesses must use web-based applications that enable them to conduct sophisticated business-to-business (B2B) transactions in real time and automate business processes. However, development, integration and on-going management of such web-based technologies and applications present major challenges and require a large number of highly skilled individuals trained in many diverse, new and developing technologies, which can be inefficient, inflexible and costly. To develop and run effective new web-based applications and enhance and re-engineer the core legacy systems for e-business, larger companies need business strategists, Internet technology experts, creative designers, application developers, systems integrators and application support personnel. Increasingly, therefore, companies turn to solutions providers such as SVT to provide these services, either by outsourcing entire projects, or by retaining outside consulting talents to supplement in-house IT initiatives. These outsourcing needs had generated a substantial demand for professional services vendors and consultants.

                                 OFF-SHORE TREND

Many non-technology companies have made the strategic decision to focus on their core business and reduce their operating cost structures rather than invest in the additional large IT staffs that are necessary to evaluate, implement and manage IT initiatives in a rapidly changing environment. As the global demand for IT services has increased, the number of qualified technical professionals in the U.S. had not kept pace with such demand. As a result, some IT service providers attempted to access the large talent pool in certain developing countries, particularly India. India is widely acknowledged as a leader in off-shore software development and has the second largest pool of IT talent after the U.S. According to a study released in December 1999 by McKinsey & Company, Inc. on behalf of India's National Association of Software and Services Companies, India falls in the "high quality - low-cost" quadrant, whereas most high quality provider countries like Israel, Ireland and Singapore serving the U.S. market carry higher costs; and most of the other low-cost countries like China, Philippines, Hungary and Russia do not provide high quality. Historically, IT service providers have used the off-shore labor pool primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the utilization of off-shore resources for higher value-added services. Such services include providing IT solutions and outsourcing application development, systems integration and maintenance. The Internet allows skilled Indian professionals to provide such services for clients in the U.S. from India.

With the severe downturn of the economy since the events of September 11, 2001, IT services budgets and spending on new technology initiatives have rapidly declined and the war in Iraq is expected to put further downward pressure on the economy. IT budgets are being drastically slashed and the resultant oversupply of IT professionals has significantly reduced the need to hire or retain higher cost consultants. This has adversely affected the application development business of the Company along with almost all other U.S. based vendors. It is for the very same reason the off-shore IT vendors, especially major Indian companies like Infosys and Wipro, are experiencing a boom in off-shore development since the projects can still be completed by their clients even with a drastically reduced budgets.

SVT VERTICAL EXPANSION PLAN

SVT's current business is concentrated in the financial services and insurance industries. This segment of the market was targeted by SVT primarily because it is by far the largest vertical segment in the U.S. for application development. The IT services market for financial institutions is estimated by the Gartner Group to remain a significant portion of the entire industry in the foreseeable future. More importantly, major financial institutions have historically been early in adopting new technologies. The industry is dominated by a limited number of global institutions and, during the last decade, technology has been a key driver of competitive advantage among them. Therefore, the same institutions have been early adapters of all major break-through technologies, first to client-server configuration (away from mainframe computing), then ERP systems, networking, etc. Now that these older technologies are giving way to web-based technologies, providing web technology services to the financial services industry gives SVT an advantage of lead time on its competitors, due to its substantial domain knowledge.

However, due to the market trend described above, which is drying up consultant based application development business, SVT has been focusing more on IT infrastructure maintenance and management business, that are generally not industry specific and hence does not need to target primarily the financial services industry. In fact, the changed focus has also brought about a change in the target market from major global financial institutions, which are generally reluctant to outsource their mission critical systems, to middle market companies in various industries which can consider complete outsourcing to outside vendors like SVT. The management believes that there is a market opportunity for the Company to build up economy of scale by providing one-stop shopping for all outsourcing services to many such smaller customers.

The IT solution vendor marketplace in SVT's industry niche has historically been very fragmented. This is primarily because providing most large institutions have been and have preferred to retain control by owning the "brain trust" and institution-specific systems. Therefore, they have traditionally spread the work among many vendors, some of them smaller public and private companies operating in specialized horizontal niches and many staff augmentation companies. However, having established credibility with global institutions in this vertical, as well as in the media and telecommunication vertical, we believe that SVT can successfully expand its target market both to other verticals and geographically within the same verticals.

COMPETITION

Historically, SVT has operated in a large but highly fragmented competitive environment, which does not have many leaders. Most of its direct competitors were small to medium sized companies, both public and private, who operated in certain technologies, certain vertical markets, and/or certain geographic areas, but did not provide a full service offering. SVT's goal was to provide end-to-end solutions in the chosen vertical, technology and geographic area to build a niche that is defensible against larger, better capitalized competitors. The pace of consolidation in this segment has increased significantly in the recent years, especially due to the dot-com "melt-down", the recent slow down in the U.S. economy and the slackening demand for IT services. As SVT's business was not focused on dot-com start-ups, unlike many of SVT's competitors, the demise of dot-coms had not materially affected its revenues and profits.

However, as SVT grew rapidly, it faced a much higher level of competitive pressure, which has and will continue to intensify. Many of SVT's current and potential competitors have longer operating histories and substantially greater financial, marketing, technical and other resources. Some of these competitors have a greater ability to provide services on a national or international basis and may be able to adjust more quickly to changes in customer needs or to devote greater resources to providing Internet professional services. Such competitors may attempt to build their presence in SVT's markets by forming strategic alliances with other competitors or its customers, offering new or improved products and services to SVT's customers or increasing their efforts to gain and retain market share through competitive pricing. Some companies have developed particularly strong reputations in niche service offerings or local markets, which may provide them with a competitive advantage. Such competition may adversely affect SVT's gross profits, margins and results of operations. Furthermore, we believe the barriers to entry into SVT's markets are relatively low, which enables new competitors to offer competing services. The Company currently faces competition from major U.S. information technology services companies with off-shore capabilities, such as Cognizant Technology Solutions Corp., large international accounting firms and their consulting affiliates, such as Accenture LLP, KPMG, Deloitte and Touche LLP, etc. and Indian off-shore giants like Infosys and Wipro, which are also publicly listed in the U.S. In the managed services business for complete outsourcing services, the Company faces competition from major outsourcing firms, such as IBM Global Services, Computer Sciences Corp., Electronic Data Systems Corp. and Perot Systems Corp.

We believe that the principal competitive factors in the market for IT services include technical expertise, breadth of service offerings, reputation, financial stability and price. To be competitive, an IT services provider must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its service offerings and expand its sales channels. Any pricing pressure, reduced margins or loss of market share resulting from its failure to compete effectively could materially affect its business.

SVT PRODUCTS AND SERVICES

SVT offers its clients two broad lines of business for IT services: (1) application development, including migration and maintenance, e-business solutions and post-production maintenance; and (2) managed services, including databases, operating systems, network administration and 24x7 support. Generally, on application development and systems integration project engagements, an SVT project team not only designs the application on a customized basis, but also integrates it with the clients' complex proprietary systems and databases. Sometimes these applications also need to be integrated with major third party vendor products, such as IBM server software packages and e-CRM products. SVT undertakes client engagements both on a project management basis, where SVT has complete responsibility for managing the project, and also by providing a team of consultants working under a client's or a third party project manager's supervision.

On managed services engagements, SVT project teams provide IT infrastructure performance reviews, maintenance and technical support for client applications, databases, systems and networks, and provide 24x7 monitoring and support. In addition, SVT teams help manage high performance and complex websites and provide various web related managed services like firewall, security, database management and technical help desk.

In the last three fiscal years, application development services accounted for 52% (2000), 48.2% (2001) and 32.2% (2002) of SVT's consolidated revenues, and managed services accounted for 48% (2000), 51.8% (2001) and 67.8% (2002) of SVT's consolidated revenues. In 2002, 2001 and 2000, 97.9%, 100%, and 100%, respectively, of the Company's revenues are attributable to the U.S. and 2.1%, 0% and 0%, respectively, are attributable in total to all other countries.

Many of SVT's projects are executed exclusively on-site at the clients' offices or data centers. Due to the current slowdown in the U.S. economy and the pressure on client IT service budgets, the marketplace has recorded a sharp rise in the demand for lower cost off-shore services, notably for services performed in India. As most of SVT's projects require continuous management of deliverables and user interface, it is unlikely that they could be efficiently executed entirely off-shore without any on-site presence. Therefore, SVT has developed methodologies and processes for flexible on-site/off-shore delivery capabilities, by engaging a "virtual" project team located at various locations both in the U.S. and India, which it intends to increasingly use in its projects. This approach allows SVT to access highly skilled, relatively low cost information technology professionals in India and to integrate their work on a client project either on their site or at SVT facilities in the U.S. We believe that this methodology reduces project cost for clients without sacrificing quality of execution.

For a company of its size, SVT distinguishes itself from similar IT service with a few proprietary products, one used in the managed services business and the others in the application development segment. However, as an IT services company SVT has not yet attempted to collect a license fee from clients. Rather, SVT uses these proprietary products to its advantage while competing with major competitors, like "Big 4" accounting firms, to win application development project assignments. In addition, SVT has developed several developmental tools, methodologies and processes that it uses to deliver the projects successfully on time and on or below budget. These tools either cut down on development time, increase flexibility or reduce complexity of e-business or other web related application development.

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

 PROVEN SCALABLE PROCESSES WITH LEADING METHODOLOGIES, ARCHITECTURE,
                          DEVELOPMENTAL TOOLS/PRODUCTS

SVT's proven processes, methodologies and quality assurance, which it uses against major competitors who enjoy a more established reputation and brand-name recognition, have been successful with global multinational clients in the financial services industry, such as AIG, Citigroup and JP Morgan Chase. For example, SVT has successfully used its IT infrastructure expertise, proprietary products and developmental tools to win projects bidding against major competitors.

              SVT'S OFF-SHORE DELIVERY CAPABILITY AND METHODOLOGY

SVT has developed a virtual project management methodology whereby it is able to effectively manage professional teams in geographically disperse areas, such as various client sites and SVT's off-shore development teams in India, that can provide 24-hour a day development and technical support (due to the time difference) without sacrificing quality or performance. SVT's Indian recruitment and training facility provides access to a very deep talent pool at a much lower cost. Average annual wages in India have historically been approximately 15-20% of that of their U.S. counterparts. This enables SVT to deliver the same quality of execution as on-site projects at a significantly lower cost.

                       SVT'S IN-HOUSE TRAINING FACILITIES

SVT is committed to in-house training facilities in India and in the U.S. that allow the employees to learn their specialized technical skills in-depth, with the focus being on practical, hands-on training on live systems and latest software actually used by clients. SVT's focus on continuous training not only increase SVT's cost effectiveness vis-a-vis competitors (since clients are willing to pay more for similarly skilled and trained consultants), but also provides it with a competitive advantage in recruiting and retaining information technology professionals who wish to work on state-of-the-art technology.

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

BUSINESS STRATEGY

SVT's goal is to be a leading provider of information technology services. We intend to achieve this goal by emphasizing the following strategies:

                              GEOGRAPHIC EXPANSION

Since inception, SVT has sought and developed clients and relationships almost exclusively in the Wall Street community in the downtown Manhattan area, where many of the global financial institutions have located their IT operations. However, having established credibility with these institutions, SVT is seeking geographic expansion, both to other large institutions located elsewhere in the U.S. and Europe, as well as to other locations of the same institutions where client relationships already exist. We believe that our track record established with major clients like AIG, JP Morgan Chase, Deutsche Bank, Merrill Lynch and Citigroup will be helpful, but we are also aware that SVT has grown so far without a sales force and minimal expenditure on infrastructure, and this strategy will require an increased level of expenditure in sales and marketing efforts as well as a higher level of fixed costs.

                             EXPANDING TARGET MARKET

While SVT has developed considerable vertical industry experience in the financial services industry, particularly in insurance and investment banking, and to a lesser extent in media and telecommunication, much of its managed services expertise is equally applicable to other industries. In particular, SVT's changed emphasis on managed services and technical support offerings will necessitate a change of target market focus to other industries and smaller companies.

                              BUILDING BRAND EQUITY

Management plans to establish and build recognition of the SVT brand name through an aggressive marketing strategy, which will emphasize its value proposition, client roster, full range of services, industry expertise, broad knowledge of business processes, off-shore capability and its global delivery model.

                               CLIENT PARTNERSHIPS

SVT seeks to establish close and long term relationships with its clients. To the extent its clients are global institutions, partnering with the Company's existing client base could deepen existing relationships and gain SVT additional business in the future. We believe that the partnership approach will be even more important for the middle market clients especially where SVT is currently seeking exclusive relationship as the outsourcer of all IT services.

                               OFF-SHORE OFFERINGS

The off-shore business is growing rapidly while all other segments of IT services business continue to decline. SVT therefore intends to market its methodology of on-site/off-shore development that can significantly reduce project cost without sacrificing quality or losing control. Additionally, with the declining cost and increasing reliability of broadband service, the Company is exploring the possibility of applying similar methodology and processes to the managed services area with a view to gaining significant cost competitiveness for complete outsourcing business versus major "brand name" competitors and in-house cost.

                             STRATEGIC RELATIONSHIPS

We intend to develop strategic relationships with major technology providers and complementary service providers and explore joint marketing opportunities with partners outside the technology area. On the technology side, currently SVT is a Microsoft Certified Solution Provider and has been certified by Sun Professional Services as a preferred provider. SVT intends to establish similar relationships with other providers, such as e-CRM and web-based EDI (electronic data interchange) software companies, who have already been successful in establishing themselves in the marketplace.

SALES AND MARKETING

To date, SVT has generated significant growth in revenues without an organized sales force. Historically, client engagements and, consequently, revenues were created primarily by the efforts and contacts of the senior management team, and other senior technology professionals within SVT who were managing existing client relationships. SVT has a number of executive consultants who are not only adept in technology but, in addition to their role as project manager or technical lead, also perform the duties of a client relationship manager. Therefore, by gaining client confidence with ideas that help the business, such as automating certain processes that result in cost savings or improved efficiency, they are often able to generate new projects for SVT during or upon completion of their current engagement. In addition, new business has also been generated from customer referrals within the industry and introductions made by the diverse network of contacts of SVT management. These efforts have allowed SVT to grow until now without a full-time sales team. Currently, SVT has a national sales manager and three sales support personnel.

However, as SVT seeks to expand its business out of the New York area to other parts of the U.S. as well as to other industry segments, a more formal sales and marketing infrastructure will need to be organized in order to promote SVT's value-added services and competitive advantages. One of SVT's objectives in its sales and marketing efforts is to build "brand equity" since we believe that SVT can provide the same quality of IT services as its global competitors who enjoy a much more established reputation and brand name recognition in the marketplace. SVT has a value proposition for potential clients as it can provide such services at a significantly reduced cost. Therefore, the task of SVT's sales and marketing team is to emphasize the following major benefits to prospective clients:

o    a broad range of service offering providing end-to-end solutions,

o proven, scalable methodologies, processes, technology architecture, proprietary products and developmental tools,

o off-shore/on-site project management capability with virtual project teams in geographically disperse locations, which reduces cost without sacrificing quality of execution or losing control,

o blue chip client list and history of partnership with clients to deliver projects on time and on or under budget, and

o capability of globally recruiting high quality technology professionals and training them extensively on latest technologies.

However, the management is also aware that any major initiative in sales and marketing will require investment of additional capital, and raising growth capital in the current state of economy will be difficult.

SVT's business of providing consulting services is not seasonal in nature. SVT does not hold any patents, trademarks, licenses, franchises or concessions that are material to its business, does not have a material amount of backlogged firm orders and does not spend a material amount of money on research and development activities.

The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's three largest customers (JPMorgan Chase, Velocity Express Corporation and Salomon Smith Barney) represent approximately 71 percent of total revenues (32 percent, 26 percent and 13 percent, respectively) for the year ended December 31, 2002, the two largest customers (AIG and JPMorgan Chase) represent approximately 65 percent of total revenues, (39 percent and 26 percent, respectively) for the year ended December 31, 2001 and the two largest customers (AIG and JPMorgan Chase) represent approximately 74 percent of total revenues (54 percent and 20 percent, respectively) for the year ended December 31, 2000. The total accounts receivable from these customers as of December 31, 2002, 2001 and 2000 was $1,295,692 ($295,800, $0 and $999,892, respectively), $2,407,594 ($1,045,489 and
$1,362,105, respectively) and $6,226,829 ($5,258,113 and $968,716, respectively). The accounts receivable for Velocity Express Corporation, which represents 26 percent of the Company's total revenue for 2002, is in dispute with the Company (see "Item 3 - Legal Proceedings" below). The accounts receivable balance of $2,260,011 due from Velocity Express Corporation as of December 31, 2002, has been written off due to this dispute and the fact that the Company's management believes that Velocity Express Corporation does not have the ability to pay this amount.

ITEM 2.   PROPERTIES.

As noted in Item 1 above, many of SVT's projects are executed exclusively on-site at the clients' offices or data centers.

SVT is headquartered at 50 Broadway in New York City in approximately 2,000 square feet of leased space. It also has leased office space in South Amboy, New Jersey, and a residential unit in Jersey City, New Jersey, which is used to temporarily house SVT employees coming to the U.S. from abroad. In addition, SVT leases a software development and training facility in New Delhi, India, as well as small recruitment facilities in Calcutta and Madras, India, and Colombo, Sri Lanka.

ITEM 3.   LEGAL PROCEEDINGS.

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, Velocity Express Corporation (Nasdaq:
VEXP), a client of the Company, became seriously delinquent in payment for services rendered by the Company and requested a payment plan, citing cash flow difficulty. The Company agreed to such a plan for payment. In August 2002, Velocity defaulted on the payment plan and in October 2002, as permitted under the payment plan, the Company demanded that all past due payments be paid. Velocity then terminated certain agreements it had entered into with the Company, solicited the Company employees working on the Velocity account, and refused to pay the outstanding invoices.

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

The Company expects that Velocity will make claims against the Company for alleged breaches by the Company under its agreements with Velocity. The Company believes it will prevail for some significant portion of its claims against Velocity, net of any successful claims by Velocity.

The chairman of the board of Velocity is Vincent A. Wasik, a member of the board of directors of the Company from February 2002 to May 2002. In addition, Walter
A. Carozza, a member of the board of directors of SVT from April 2002 to June 2002, is the brother-in-law of Alex Paluch, a member of the board of directors of Velocity and of its Technology Committee.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of fiscal 2002 to a vote of the Company's securityholders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading in the shares of the Company's common stock has been sporadic and in small volumes since its initial public offering in January 1994. The common stock traded in the over-the-counter market under the symbol "SWWT" from May 1997 until February 6, 2002, and since then has been trading under the symbol "SVTV." We cannot predict that an established public trading market will develop or be sustained. The following table sets forth, for the calendar quarters indicated, the range of high and low bid quotations for the common stock since January 1, 2001, as reported by dealers appearing as market makers on the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions:


                                                                       COMMON STOCK
                                                                       ------------
CALENDAR QUARTER                                                  HIGH              LOW
----------------                                                  ----              ---

2001
First quarter                                               $    6.3126       $    1.5000
Second quarter                                                   5.1000            2.7500
Third quarter                                                    6.3000            3.1000
Fourth quarter                                                   7.1000            3.2000

2002

First quarter                                               $    6.7000       $    4.1000
Second quarter                                                   4.1000            3.2500
Third quarter                                                    3.2500            1.8000
Fourth quarter                                                   1.8000            0.4000

2003

First quarter                                               $    0.4000       $    0.4000


The dollar amounts in this table reflect the 1-for-2 Reverse Split effective February 1, 2002, retroactively.

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

As of April 10, 2003, there were 178 holders of record of common stock, as shown on the records of the Company's transfer agent.

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

Set forth below are the equity securities of SVT authorized for issuance as of December 31, 2002, with respect to compensation plans as of December 31, 2002:


                      EQUITY COMPENSATION PLAN INFORMATION

                             AS OF DECEMBER 31, 2002

                                            (a)                     (b)                        (c)

                                                                                          Number Of Securities
                                                                                          Remaining Available For
                                Number of Securities to be    Weighted-Average Exercise   Future    Issuance    Under
                                  Issued Upon Exercise of       Price Of Outstanding      Equity  Compensation  Plans
                                   Outstanding Options,         Options, Warrants and     [Excluding       Securities
        Plan Category               Warrants and Rights                Rights             Reflected In Column (A)]
----------------------------    --------------------------    -------------------------   ----------------------------

Equity compensation plans       500,000                       $0.25                        7,900,000(1)
approved by security holders

Equity compensation plans not   180,000(2)                    $2.625                       -
approved by security holders

Total                           680,000                       $0.88                        7,900,000

-----------------------------------------------------------------------------------------------------------------------

(1) See the description of the Company's 2000 Stock Incentive Plan in Item 11 of this report.

(2) See a description of these options in Item 11 of this report under "Director's Compensation."


ITEM 6.   SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA OF SANVISION

The following selected consolidated financial data for the Company for and as of the years 1998 through 2002 have been derived from the audited Consolidated Financial Statements of the Company. Such information should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For the Company's unaudited quarterly results of operations for the eight quarters ended December 31, 2002, see "Quarterly Results of Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                           YEAR ENDED DECEMBER 31,
                                                1998            1999              2000             2001               2002
                                           --------------  ---------------  ---------------   ---------------  -----------------

STATEMENTS OF OPERATIONS DATA:
     Revenues                              $    4,689,678  $    15,104,788  $    26,394,191   $    23,983,485  $      17,625,283
     Cost of revenues                           4,155,022       11,735,407       19,266,748        17,643,151         12,367,842
                                           --------------  ---------------  ---------------   ---------------  -----------------
     Gross profit                                 534,656        3,369,381        7,127,443         6,340,334          5,257,441
   Operating expenses:

     General and administrative                   468,185        1,795,526        3,099,730         3,658,506          7,948,225
     Goodwill impairment                         -                -                -                 -                 1,548,947
     Intangible impairment                       -                -                -                 -                 1,740,957
     Stock option compensation                   -                -                -                 -                 6,125,000
     Merger related costs                        -                -                -                 -                18,687,418
                                           --------------  ---------------  ---------------   ---------------  -----------------
     Operating income                          66,471         1,573,855           4,027,713         2,681,828        (30,793,106)
     Grant income                                -                -                -                 -                   150,000
     Investment write-off                        -                -                -                 -                  (250,000)
     Interest income (expense), net              -                -                  (4,803)          (38,818)             4,208
                                                 -                -         ---------------   ---------------  -----------------
     Income before income taxes                    66,471        1,573,855        4,022,910         2,643,010        (30,888,898)
     Income (benefit) taxes                        63,662          833,613        1,842,935         1,224,379         (3,743,840)
                                           --------------  ---------------  ---------------   ---------------  -----------------
Net income (loss)                          $        2,809  $       740,242  $     2,179,975   $     1,418,631  $     (27,145,058)
                                           ==============  ===============  ===============   ===============  =================

Earnings (loss) per share (basic and
   diluted)                                $            -  $        0.02    $        0.07     $        0.05    $         (0.68)
                                           ==============  =============    =============     =============    ===============
Weighted average number of shares
   outstanding                             $   29,887,454  $    29,887,454  $    29,887,454   $    29,887,454  $      40,204,697
                                           ==============  ===============  ===============   ===============  =================


                                                                YEAR ENDED DECEMBER 31,
                                       1998             1999             2000             2001             2002
                                    --------------  ---------------  ---------------   ---------------  -----------------

BALANCE SHEET DATA (AT END OF
   YEAR):
     Current assets               $     1,384,689  $     5,898,599  $     9,238,662  $     7,010,832  $     6,732,415
     Current liabilities                1,470,412        5,303,908        4,437,345        3,968,789        3,628,742
     Working capital                      (85,723)         594,691        4,801,317        3,042,043        3,103,673
     Total assets                       1,460,937        6,006,904        9,423,332       10,875,289        7,123,628
     Long term debt, excluding
       current portion                   -                -                -                -                -
     Stockholders' equity
       (deficit)                          (46,929)         693,313        3,621,949        4,856,079        3,334,442



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CURRENT BUSINESS ENVIRONMENT

The IT services industry has been severely impacted by the economic downturn after September 11, 2001 in general, and the rapid slowdown of the technology sector in particular. In the application development area, new spending on technology initiatives has virtually stopped and existing IT budgets are being drastically reduced. The trend in the marketplace now is to fund only mission critical IT projects and continue only the essential IT services and to defer or cancel all other initiatives. Another adverse trend for IT vendors is that many of their existing customers are terminating their higher priced non-employee consultants and either replacing them with new employees or exercising their "right to hire" to absorb some consultants into permanent positions to reduce costs, which results in lower revenue for the vendor even from their existing clients.

Under the circumstances, SVT has also lost some business in 2002, mainly due to further cutbacks from AIG, formerly its largest customer, which decided not to renew contracts for some of SVT's consultants after the expiration of their contract term or completion of their projects. In some cases, AIG also cancelled in midstream projects being serviced by SVT and laid off entire project teams, writing off large amounts of investment. Moreover, AIG has shifted many IT projects off-shore to major Indian companies, and continues to do so.

SVT was able to avoid a very substantial decline in revenue during 2002 primarily by focusing on managed services offerings and new business development. Specifically, cutbacks from major clients like AIG were somewhat offset by the revenue generated from new clients such as Velocity Express, Citco and Cigna. However, SVT's largest new client, Velocity Express, is in serious default in its payment of approximately $2.5 million of accounts receivable to SVT; this matter is presently in litigation before the New York State Supreme Court. See "Item 3--Legal Proceedings" above.

Going forward, management believes that the pressure on IT budgets will continue at least through the third quarter of 2003, if not much longer, primarily due to the war in Iraq and its consequent effect on the domestic economy. It is likely that more IT services work, including existing and new application development projects, will also continue to be shifted offshore, primarily to India. Therefore, SVT will continue its emphasis on new business development in the managed services area and will revamp its off-shore capability.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of SVT, Inc. are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies which we believe are the most crucial to aid in fully understanding and evaluating SVT, Inc.'s reported financial results include the following:

                               REVENUE RECOGNITION

Historically, SVT's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. Occasionally, SVT entered into contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts. While our estimates of the total costs to be incurred have historically been within our expectations, any significant increase in the expected total costs to be incurred on our fixed fee contracts could have a material adverse impact on our operating results for the period or periods in which the revised estimates arise.

                               ACCOUNTS RECEIVABLE

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Specifically, the Company is in litigation with Velocity Express Corporation, a company that we believe is presently facing financial difficulties, to recover approximately $2.5 million of defaulted accounts receivable plus damages; it is uncertain how much the Company could recover from Velocity (if at all), assuming the Company is successful with this litigation.

                         GOODWILL AND INTANGIBLE ASSETS

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

Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of June 30, 2002, the Company has determined that the fair value of its reporting units exceeds the reporting units' carrying amounts and therefore, goodwill is not impaired. The required continued impairment tests of goodwill may result in future period write-downs. During the third quarter of 2002, several factors including the continued sluggish economic climate, the potential loss of a major client and the lack of customer capital expenditure on software development, led the Company to take a complete impairment write-down of $1,548,947.


RESULTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                             2002                2001                  2000
                                                     -----------------     ---------------    ---------------
STATEMENTS OF OPERATIONS DATA:
     Revenues                                        $      17,625,283     $    23,983,485    $    26,394,191
     Cost of revenues                                       12,367,842          17,643,151         19,266,748
                                                     -----------------     ---------------    ---------------
     Gross profit                                            5,257,441           6,340,334          7,127,443
   Operating expenses:

     General and administrative                              7,948,225           3,658,506          3,099,730
     Goodwill impairment                                     1,548,947             -                     -
     Intangible impairment                                   1,740,957             -                     -
     Stock option compensation                               6,125,000             -                     -
     Merger related costs                                   18,687,418             -                     -
                                                     -----------------     ---------------    ---------------
     Operating income                                      (30,793,106)          2,681,828          4,027,713
     Grant income                                              150,000             -                     -
     Investment write-off                                     (250,000)            -                     -
     Interest income (expense), net                              4,208             (38,818)            (4,803)
                                                     -----------------     ----------------   ----------------
     Income before income taxes                            (30,888,898)          2,643,010          4,022,910
     Income taxes                                           (3,743,840)          1,224,379          1,842,935
                                                     ------------------    ---------------    ---------------
Net income                                           $     (27,145,058)    $     1,418,631    $     2,179,975
                                                     ==================    ===============    ===============

Earnings per share (basic and diluted)               $         (0.68)      $        0.05      $        0.07
                                                     ================      =============      =============
Weighted average number of shares outstanding               40,204,697          29,887,454         29,887,454
                                                     =================     ===============    ===============

Revenues                                                    100.0%                100.0%             100.0%
Cost of revenues                                             70.2                  73.6               73.0
                                                     ------------          ------------       ------------
Gross profit                                                 29.8                  26.4               27.0
Operating expenses:
     General and administrative                              45.1                  15.2               11.7
     Goodwill impairment                                      8.8                   -                  -
     Intangible impairment                                    9.9                   -                  -
     Stock option compensation                               34.8                   -                  -
     Merger related costs                                   106.0                   -                  -
                                                     -----------------     ---------------    ---------------
     Operating income                                      (174.8)                 11.2               15.3
     Grant income                                             0.9                   -                  -
     Investment write-off                                    (1.4)                  -                  -
Interest expense, net                                         0.0                   0.2                0.0
                                                     -----------------     ---------------    ---------------
   Income before income taxes                              (175.3)                 11.0               15.2
Income taxes                                                (21.2)                  5.1                7.0
                                                     -----------------     ---------------    ---------------
Net income                                                 (154.1)%                 5.9%               8.3%
                                                     =================     ===============    ===============

      YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues for the year ended December 31, 2002 were $17.6 million, a decrease of $6.3 million, or 26.5%, from $24.0 million for the year ended December 31, 2001. The decline in the revenues is mostly attributable to a decline in business with AIG, one of the Company's main clients; as well as the lack of continued revenue from another client, Velocity, after a dispute arose.

Cost of revenues for the year ended December 31, 2002 was $12.4 million, a decrease of $5.2 million, or 30.0% from $17.6 million for the year ended December 31, 2001, respectively. The decrease in cost of revenue is primarily attributable to fewer billable consultants as a result of the drop off in revenue during 2002 when compared to 2001.

Gross profit fell to $5.3 million, a decrease of 1.0 million, or 15.9%, from $6.3 million in 2001. Gross profit percentage for 2002 was 29.8% as compared to 26.4% for 2001. The increased profit margin on lower volume was a result of a better profit margin on non-AIG-related business.

General and administrative expenses for the year ended December 31, 2002 were $7.9 million, an increase of $4.2 million, or 113.5%, from $3.7 million for the year ended December 31, 2001. For the year ended December 31, 2002, the Company took a $2.3 million bad debt write off specifically related to one client. Also, our general and administrative expenses increased this year by about $200,000 due to additional legal and accounting costs incurred because we became a public company with operations.

Stock option compensation expense of $6.125 million for the year ended December 31, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options that were granted to employees during the year.

The year end results are heavily impacted by the merger between SWWT, Inc. and SanVision Technology that was consummated in the first quarter of 2002. Merger-related costs and expenses for the year ended December 31, 2002 of $18.7 million were incurred related to the combination of SWWT, Inc. and SanVision Technology Inc. These merger costs of $18,542,455 related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the completion of the merger transaction, and other professional fees related to the merger in the amount of $230,795. Residual merger costs of $34,818 were reflected in the second quarter of 2002. Certain settlements with regard to previously accrued merger costs resulted in a reduction of such merger costs in the aggregate amount of $120,650 in the third quarter of 2002.

Goodwill and other Intangible Impairment writedowns totaled $3,289,904 for the year ended December 31, 2002, since the acquisitions entered into during the fourth quarter of 2001 and the first quarter of 2002 did not bring the expected benefits. The continued slowing of the economy and resulting cutback of IT budgets resulted in the determination that an impairment had occurred to purchased goodwill and other intangibles.

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

Cost of revenues for the year ended December 31, 2001 was $17.6 million, a decrease of $1.6 million, or 8.4%, from $19.2 million for the year ended December 31, 2000. However, on a percentage of revenues basis, the cost of revenues increased from 73.0% in 2000 to 73.6% in 2001, thus decreasing the gross operating margin by 0.6%. The slight decrease in gross operating margin percentage was largely due to lower revenue growth and the impact of direct costs. General and administrative expenses for the year ended December 31, 2001 were $3.7 million, an increase of $0.6 million, or 18.0%, from $3.1 million for the year ended December 31, 2000, primarily due to increased sales, marketing and administrative overhead and increased legal and professional fees.

The effective tax rate was 46.3% for the year ended December 31, 2001 which is consistent with 45.8% for the year ended December 31, 2000.

                         QUARTERLY RESULTS OF OPERATIONS

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2001 and 2002. In the opinion of management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere in this report and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial results set forth herein. Results of operations for any previous quarter are not necessarily indicative of results for any future period.


                                              March 31, 2002       June 30, 2002    September 30, 2002   December 31, 2002
                                         ----------------------   --------------    -------------------  ------------------

STATEMENT OF OPERATIONS DATA:
Revenues                                 $     4,824,877          $    4,390,348     $     4,451,646       $     3,958,412
Cost of revenues                               3,530,741               3,234,890           3,105,104             2,497,107
                                         ---------------          --------------     ---------------       ---------------
Gross profit                                   1,294,136               1,155,458           1,346,542             1,461,305
Operating expenses:
General and administrative                     1,291,201               1,666,079           2,041,661             2,949,284
Goodwill impairment                                                                        1,548,947                 -
Intangible impairment                             -                       -                1,608,128               132,829
Stock option compensation                      4,250,000               1,875,000               -                     -
Merger-related costs                          18,773,250                  34,818            (120,650)                -
                                         ---------------          --------------     ---------------       ---------------
Operating income (loss)                      (23,020,315)             (2,420,439)         (3,731,544)           (1,620,808)
Grant income                                                             150,000              -                       -
Investment write off                              -                     -                     -                   (250,000)
Interest (expense), net                           (6,090)                  2,816               1,405                 6,077
                                         ---------------          --------------     ---------------       ---------------
Income (loss) before income taxes            (23,026,405)             (2,267,623)         (3,730,139)           (1,864,731)
Income taxes (benefit)                          (429,777)                (50,810)            385,810            (3,649,063)
                                         ---------------          --------------     ---------------       ---------------
Net income (loss)                        $   (22,596,628)         $   (2,216,813)    $    (4,115,949)      $     1,784,332
                                         ===============          ==============     ===============       ===============

Earnings per share (basic and diluted)   $         (0.59)         $        (0.05)    $         (0.10)      $          0.04
Weighted average number of shares
   outstanding                                38,612,359              40,725,826          40,725,826            40,725,826



                                            March 31, 2001         June 30, 2001     September 30, 2001   December 31, 2001
                                         ----------------------   --------------    -------------------  ------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                 $     7,421,191          $  5,833,665      $    5,292,381       $     5,436,248
Cost of revenues                               5,281,850             4,166,978           3,867,148             4,327,175
                                         ---------------          ---------------   ---------------      ---------------
Gross profit                                   2,139,341             1,666,687           1,425,233             1,109,073
Operating expenses:
General and administrative                       765,921               834,832             935,792             1,121,961
                                         ---------------          ---------------   ---------------      ---------------
Operating income (loss)                        1,373,420               831,855             489,441               (12,888)
Interest expense, net                             (1,580)               29,763             (18,249)               28,884
                                         ----------------         ---------------   ----------------     ---------------
Income (loss) before income taxes              1,375,000               802,092             507,690               (41,772)
Income taxes                                     622,047               362,864             223,241                16,227
                                         ---------------          ---------------   ---------------      ---------------
Net income (loss)                        $       752,953          $    439,228      $      284,449       $       (57,999)
                                         ===============          ===============   ===============      ================

Earnings per share (basic and diluted)   $          0.03         $        0.01      $         0.01       $        -
Weighted average number of shares
   outstanding                                29,887,454            29,887,454          29,887,454            29,887,454


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had net working capital of $3,103,673. The Company has historically financed, and continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as venture capital or private equity funding. Working capital has declined substantially since December 31, 2001 due mainly to the reduction in revenue and corresponding accounts receivable as well as the increase in accrued expenses. However, cash flow from operations varies significantly from month to month primarily due to changes in net income and collection of accounts receivable.

Net cash provided by operating activities was $1,818,847 for the year ended December 31, 2002, as compared to $3,497,268 for the year ended December 31, 2001, a decrease of 48.0%. The decrease in cash provided by operating activities during the year ended December 31, 2002 is due primarily to a substantial decrease in sales and related accounts receivable and the overall net loss as adjusted for non-cash items when compared to the year ended December 31, 2001.

Net cash used in investing activities was $194,576 for the year ended December 31, 2002, as compared to $4,023,237 for the year ended December 31, 2001. The net cash used in investing activities for 2001 was related to the net cash paid of $3,206,656 for two business acquisitions completed in late 2001, a deposit payment of $800,000 for a business acquisition which was effective in January, 2002 and purchases of property and equipment of $17,000. The cash for 2002 was used primarily for purchases of property and equipment.

Net cash used in financing activities was $51,614 for the year ended December 31, 2002, as compared to $40,000 provided by financing activities for the year ended December 31, 2001. The cash used and/or provided by financing activities in 2002 and 2001 was in connection with borrowings and repayments under SVT's prior $3,000,000 revolving line of credit facility.

Management believes that its current cash balance and cash generated from operations represented by existing accounts receivable, future accounts receivable generated from future sales (assuming the Company's level of sales remain at their current levels or increase) and the collection of such accounts receivable will be sufficient to satisfy its projected working capital and planned capital expenditure requirements for the foreseeable future. However, if the Company requires additional funds to support working capital requirements or for other purpose, it may seek to raise the funds through public or private equity financings or from other sources. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on acceptable terms.

In the normal course of business, the Company has entered into obligations and commitments to make future payments under debt and lease agreements as summarized in the table below:


                                                                         Payments Due By Period
                                         -------------------------------------------------------------------------------------

                                                           Less Than 1
                                              Total             Year           1-3 Years         4-5 Years      After 5 Years
                                         ---------------   --------------   ---------------   --------------    -------------
Operating leases                         $       309,600   $       90,030   $       162,468   $        57,102              -
                                         ===============   ===============  ===============   ===============   ===============



NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), effective for fiscal years beginning after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the new rule a liability for an exit cost can no longer be recognized at the date of an entity's commitment to an exit plan as defined in Issue 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS 146 as of January 1, 2003. The effect of the adoption of this statement was not material.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), effective for fiscal years beginning after December 15, 2002. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of January 1, 2003. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under SFAS 123.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As discussed in the notes to the financial statements in Item 8 of this report, until earlier this year SVT's only interest-bearing debt obligation was a $3.0 million revolving line of credit which bore interest at the lender's prime rate plus 1%. There were only minimal borrowings under this line of credit, which terminated in early 2002.

The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates in connection with its subsidiary in India. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See attached Financial Statements beginning on page F-1 attached to this report on Form 10K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 4, 2002, the board of directors of the Company authorized the appointment of the firm of Arthur Andersen LLP as the Company's auditor, to replace the firm of Ernst & Young LLP. Arthur Andersen LLP had been the auditor for SanVision.

As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2002, the board of directors of the Company authorized the appointment of the firm of Lazar Levine & Felix LLP as the Company's auditor, to replace the firm of Arthur Andersen LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and the executive officers of the Company:


        Name                      Age                 Position                                  Director Since
-----------------------         -------   --------------------------------------          --------------------------

Sanjay Sethi                     42       Chief Executive Officer, Chairman of            February 2002
                                          the Board and Director
Amit Sarkar                      51       President, Chief Operating Officer,             February 2002
                                          Secretary and Director
Raj Janarthanan                  43       Director                                        February 2002
Dhir Sarin                       45       Vice President and Chief Financial Officer                  -
Amit Bhatiani                    33       Director                                        April 2002
Walter A. Carozza                47       Director                                        April 2000 - June 2002
Jack Kemp                        67       Director                                        February 2002 - June 2002
Vincent A. Wasik                 58       Director                                        February 2002 - May 2002



Sanjay Sethi is a co-founder and CEO of SVT. He initially founded SVT in 1992 as a consulting company, which commenced operations in the current form in September 1997. Mr. Sethi is a software engineer by training and started his career at IBM. He later worked as a database architect in several Wall Street firms including Salomon Brothers, Smith Barney Shearson, Lehman Brothers and JP Morgan. He graduated from the University of Illinois with a Masters degree in Electrical Engineering and Computer Science.

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

Raj Janarthanan is a co-founder of SVT and has had the responsibility for human resources management of SanVision since it commenced operations in its current form in September 1997. He graduated from University of Illinois, Urbana-Champaign, in 1993 with a Master of Science degree and also has an M.S. degree from the University of Norway.

Dhir Sarin first joined the Company in 2000 as its corporate controller. From 1991 until 1999, Mr. Sarin was Manager of International Finance at Petron Scientech, Inc., a global process licensing and technology company in the field of petrochemicals. During this period, Mr. Sarin was named the resident Executive Director of Petron Scientech's subsidiaries in India. Prior to 1991, Mr. Sarin was in private practice in India as a Certified Public Accountant. Mr. Sarin holds a Bachelor's degree in Commerce with an Accounting major from the University of Lucknow in India and is a Fellow of The Institute of Chartered Accountants in India.

Amit Bhatiani, a co-founder of SVT, has been an independent advisor for several IT startup companies since 2001. Prior thereto, he was co-founder and Chief Executive Officer in 2000 of Invertica, an

IT company in the area of design and implementation of enterprise software for financial trading and risk management systems. From 1997 to 2000, Mr. Bhatiani was Chief Technology Officer of SVT. Prior thereto, he worked from 1992-1997 as one of the Chief Technical Architects of JPMorgan.

Walter A. Carozza served as Vice President of SWWT from July 2001 until February 2002. He has been a managing member of M3 Partners LLC since 1993 and a manager of the general partner of East River Ventures II, L.P., a stockholder of the Company, since 1997. He has served as a member of the board of directors and the co-President of Victory Ventures since 1996 and has been a member of the boards of directors of several of Victory Ventures' portfolio companies, including IESI, iLife Systems, FIOC, and HCI. Since 2000, Mr. Carozza has also served as the President and a director of Equities Enterprises, Inc., another stockholder of the Company, through its wholly-owned subsidiary Equities Holdings, LLC.

Jack Kemp is co-director of Empower America, a public policy and advocacy organization he co-founded in 1993 with William Bennett and Ambassador Jeane Kirkpatrick. From 1989 to 1992, Mr. Kemp served as the United States Secretary of Housing and Urban Development. Mr. Kemp received the Republican Party's nomination for Vice President in August of 1996. In 1995, Jack Kemp served as chairman of the National Commission on Economic Growth and Tax Reform. Before his appointment as the United States Secretary of Housing and Urban Development, Mr. Kemp represented the Buffalo area and western New York in the United States House of Representatives from 1971-1989. He served for seven years in the Republican Leadership as Chairman of the House of Republican Conference. Before his election to Congress in 1970, Mr. Kemp played 13 years as a professional football quarterback. He co-founded the American Football League Players Association and was five times elected president of that Association. Since February 2000, Mr. Kemp has written a weekly syndicated newspaper column for the Copley News Service Nationwide. He serves as a member of the board of directors of various private sector and non-profit organizations, including Oracle Corporation, IDT Telecom, NFL Charities, Howard University and Habitat for Humanity.

Vincent A. Wasik is a co-founder and a Principal of MCG Global, LLC, a Westport, Connecticut-based private equity firm. Mr. Wasik served as a board member and Chairman of the Executive Committee of Carson, Inc. from August 1995 until the sale to L'Oreal in July 2000, and as a board member of Global Household Brands from April 1998 until the sale to WD-40 Company in April 2001 2001, and is also an advisory board member of Mitchells/Richards, the largest upscale clothing retailer in Connecticut. Mr. Wasik is also Chairman of the Board of Directors of United Shipping and Technology (NASDAQ: USHP).

There is no family relationship between any director or executive officer of the Company.

To the Company's knowledge, no event set forth in Item 401(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, has occurred during the past five years and that is material to an evaluation of the ability or integrity of any current director, person nominated to become a current director or current executive officer of the Company.

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

The five Class A Directors are Sanjay Sethi, Amit Sarkar, Raj Janarthanan and Amit Bhatiani (one Class A Directorship is vacant); the Class B Directorship has been vacant since the resignation of Walter A. Carozza in June 2002; and the Class C Directorship has been vacant since the resignation of Vincent A. Wasik in May 2002.

Each Stockholder agreed that, during the term of the Stockholders Agreement, he or it will take all such actions to effect the election of those persons duly designated as described above, including the voting of all of his or its stock for that purpose. The Company and its board of directors agreed to take any and all actions required, permitted, or necessary to cause such designees to be elected or appointed to the Company's board of directors, including calling a regular or special meeting of stockholders of the Company to ensure the election to or removal from the Company's board of directors of any person or persons so designated to be so elected or removed, and soliciting proxies in favor of the election of such designees.

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

The Stockholders Agreement provides that at any regular or special meeting called for the purpose of removing directors, or in any written consent executed in lieu of such a meeting of stockholders:

o (A) the SVT Stockholders will have the right to remove any Class A Director with or without cause, (B) East River Ventures II, L.P., will have the right to remove a Class B Director with or without cause, and (C) MCG-SVT LLC will have the right to remove a Class C Director with or without cause; and

o none of them will have any right to remove or cause to be removed any director designated by any of the others, except that any director may be removed by the affirmative vote of at least a majority of the other directors, but only for cause, or may be removed by the affirmative vote of all the other directors (not just a quorum). Each Stockholder will agree to vote all of his or its shares of Company securities having voting power (and any other shares over which he or it exercises voting control) for the removal of any director upon the request of the person or persons designating such director and for the election to the board of directors of a substitute designated by such person or persons.

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

o    February 1, 2012.

During 2002, both the Class B and Class C directors, namely Messrs. Wasik and Carozza, resigned from the Company's board of directors effective May and June, 2002, respectively. In addition, also in June 2002, one Class A director, Jack Kemp, resigned from the Company's board of directors, citing his inability to continue as an outside director for a large number of boards and his lack of time to devote to attending board meetings of SVT and other Company matters in addition to his other activities. Mr. Bhatiani was unanimously elected as a Class A director, effective June 2002.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the Commission. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during fiscal year 2002 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table shows compensation for services rendered to the company during fiscal year 2002, 2001 and 2000 respectively, by the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Each executive officer serves under the authority of the Board of Directors. No other executive officer of the company received cash compensation exceeding $100,000 during fiscal year 2002. Therefore, pursuant to applicable regulations the summary compensation is stated in the table below.


                                                     SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                                                   Securities
                                                                      Restricted   Underlying
                                                                      Stock          Options/                    All Other
  Name and Principal                        Bonus      Other Annual   Award(s)         SARs        LTIP        Compensation
       Position         Year     Salary      ($)       Compensation    ($)           (Note 1)     Payouts          ($)
----------------------------------------------------------------------------------------------------------------------------
Sanjay Sethi             2002    500,000    250,000         0              0            0           0              0
Chief Executive          2001    250,000    150,000         0
   Officer               2000    121,500    200,000         0
----------------------------------------------------------------------------------------------------------------------------
Amit Sarkar              2002    250,000    125,000         0              0            0           0              0
Chief Operating          2001    100,000    100,000         0
   Officer               2000    100,000    100,000         0
----------------------------------------------------------------------------------------------------------------------------
Dhir N. Sarin            2002    54,167        0            0              0            0           0              0
Chief Finance Officer    2001    65,000        0            0
                         2000    38,750        0            0
----------------------------------------------------------------------------------------------------------------------------
Mike Bell                2002    133,000    25,000          0              0            0           0              0
Chief Finance Officer    2001       0          0            0
(Resigned effective      2000       0          0            0
   October 14, 2002)
----------------------------------------------------------------------------------------------------------------------------

Notes:

1. To date, the Company has issued no SARs.

During 2000 and 2001, the Company had only one part-time employee - Jonathan V. Diamond, its Chairman of the Board, President and Secretary. Mr. Diamond had a three-year employment contract dated as of March 22, 2000, under which he was entitled to receive an annual salary of $250,000 and an annual bonus of at least $50,000. None of this cash compensation was ultimately paid to Mr. Diamond, and he waived payment of any such compensation in his termination agreement with the Company, effective January 21, 2002.

No stock options were granted to or exercised by Mr. Diamond during 2001 or 2002.

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

The agreement will terminate on January 31, 2008, unless it is terminated earlier in accordance with its terms. If the agreement is terminated by SVT for cause or by Mr. Sethi without good reason, Mr. Sethi is entitled to payment of his base salary until the date of termination. If the agreement is terminated by SVT without cause or by Mr. Sethi with good reason, Mr. Sethi is entitled to payment of his base salary until January 31, 2008, in the form of a lump sum payment and any earned bonus payments until the date of termination. The agreement also includes a gross-up provision in the event that any payments to Mr. Sethi are deemed to be excess parachute payments taxable under section 4999 of the Internal Revenue Code. The agreement contains a non-competition obligation for Mr. Sethi, which expires one year after the termination of his employment. During the same period, Mr. Sethi is prohibited from recruiting or hiring any person who was employed by SVT during the preceding three months.

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

The agreement will terminate on January 31, 2006, unless it is terminated earlier in accordance with its terms. After January 31, 2006, it will be automatically renewed annually unless it is terminated 90 days prior to said renewal periods. If the agreement is terminated by SVT for cause or by Mr. Sarkar without good reason, Mr. Sarkar is entitled to payment of his base salary until the date of termination. If the agreement is terminated by SVT without cause or by Mr. Sarkar with good reason, Mr. Sarkar is entitled to payment of his base salary until January 31, 2006, in the form of a lump sum payment and any earned bonus payments until the date of termination. The agreement also includes a gross-up provision in the event that any payments to Mr. Sarkar are deemed to be excess parachute payments taxable under section 4999 of the Internal Revenue Code. The agreement contains a non-competition obligation for Mr. Sarkar, which expires one year after the termination of his employment. During the same period, Mr. Sarkar is prohibited from recruiting or hiring any person who was employed by SVT during the preceding three months.

DIRECTORS' COMPENSATION

In 2002, directors of the Company did not receive fees for attending board meetings or committee meetings. Directors were and are currently reimbursed for their out-of-pocket expenses, including travel, incurred in the performance of their duties as directors. The compensation policy for non-employee directors is currently under review.

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

There are currently 500,000 options outstanding under the Stock Incentive Plan. Amounts of options to be issued under the Stock Incentive Plan in the future are currently under review.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table and footnotes set forth information regarding the beneficial ownership of the Company's common stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each person in the group of Stockholders that are parties to the Stockholders Agreement referred to in Item 10 of this report, (iii) each director and executive officer of the Company, and (iv) all directors and executive officers as a group. Currently, there are 40,725,826 shares of the Company's common stock outstanding.


                                                                          SVT COMMON STOCK (1)
                                                              -------------------------------------------
THE STOCKHOLDERS:                                              AMOUNT AND NATURE
                                                                   OF BENEFICIAL
                                                               BENEFICIAL OWNERSHIP         % OF CLASS
                                                              ----------------------   ------------------
Sanjay Sethi                                                   21,475,558                     52.73%
c/o SVT Inc.
59 John Street, Third Floor
New York, New York  10038

Fundus Inc. (2)                                                 4,090,583                     10.04
Caledonian House
GeorgeTown
Grand Cayman, Cayman Islands

CJM Associates, LLC (3)                                         2,624,998(4)                   6.45
One Morningside Drive North, Suite 200
Westport, Connecticut  06880

MCG-SVT, LLC (5)                                                2,863,408(4)                   7.03
One Morningside Drive North, Suite 200
Westport, Connecticut  06880

JNA Holdings Ltd. (6)                                           2,045,292                      5.02
17 Gr. Xenopoulou Street
P.O. Box 54425
3724 Limassol, Cyprus

Raj Janarthanan                                                 2,045,292                      5.02
225 East 95th Street, Apt. 32K
New York, New York  10128

Gregory C. Mosher                                                 811,349(4)                   1.99
c/o The Renaissance Group
5251 DTC Parkway, Suite 825
Greenwood Village, Colorado 80111

MSD Ventures, L.P. (7)                                            507,106(4)                   1.25
645 Fifth Avenue, 21st Floor
New York, New York  10022


                                                                          SVT COMMON STOCK (1)
                                                              -------------------------------------------
THE STOCKHOLDERS:                                              AMOUNT AND NATURE
                                                                   OF BENEFICIAL
                                                               BENEFICIAL OWNERSHIP         % OF CLASS
                                                              ----------------------   ------------------

East River Ventures II, L.P. (8)                                  507,061(4)                   1.25
645 Madison Avenue, 22nd Floor
New York, New York  10022

John A. Schneider                                                 507,061(4)                   1.25
c/o Allen & Company
711 Fifth Avenue, 9th Floor
New York, New York  10022

Andrew K. Boszhardt, Jr.                                          405,657(4)                   1.00
c/o Neuberger Berman, LLC
605 Third Avenue, 36th Floor
New York, New York  10158

Huizenga Investments Limited Partners (9)                         380,322(4)                   0.93
450 E. Las Olas Boulevard, Suite 1200
Fort Lauderdale, Florida  33301

ERV Associates II, LLC (8)                                        204,529(4)                   0.50
645 Madison Avenue, 22nd Floor
New York, New York  10022

VBM Equities, LLC                                                 152,124                      0.37
310 South Street
Morristown, New Jersey  07960

Anthony Scaramucci                                                101,410(4)                   0.25
                                                               -------------                  ------
c/o Neuberger Berman, LLC
605 Third Avenue, 36th Floor
New York, New York  10158

TOTAL STOCKHOLDERS GROUP                                       38,721,750                     95.08%
                                                               ==========                     ======

DIRECTORS AND EXECUTIVE OFFICERS:
Michael Bell (10)                                                  -0-                            -
Dhir Sarin                                                         -0-                            -
Amit Bhatiani                                                      -0-                            -
Walter A. Carozza (8)(11)                                       1,016,165(4)                   2.50%
Raj Janarthanan                                                 2,045,292                      5.02
Jack Kemp (12)                                                     -0-                            -
Amit Sarkar (6)                                                 2,045,292                      5.02
Sanjay Sethi                                                   21,475,558                     52.73
Vincent A. Wasik (5) (13)                                       2,863,408(4)                   7.02
                                                               --------------                 -----

All directors and executive officers as a group (9 persons)    29,445,715                     72.30%
                                                               ==========                     =====

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

(3) Christine Schneider may be deemed to be the indirect beneficial owner of, and, subject to certain provisions of the Stockholders Agreement, to have sole voting and dispositive power with respect to, the 2,624,998 shares of common stock held by CJM Associates, LLC.

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

(10) Michael Bell resigned as an executive officer of the Company effective October 2002.

(11) Walter A. Carozza resigned as a director of the Company effective June
2002.

(12) Jack Kemp resigned as a director of the Company effective June 2002.

(13) Vincent A. Wasik resigned as a director of the Company effective May 2002.

With regard to the securities authorized for issuance under the Company's equity compensation plans, please see "Item 5--Market for Registrant's Common Equity and Related Stockholder Matters" above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ERV Associates II, LLC, an entity affiliated with Walter A. Carozza, a director of SVT from April 2000 to June 2002, was retained to provide consulting services to SanVision related to capital raising and new business development and for services related to the Combination with SWWT. As consideration for the consulting services, SanVision issued to ERV Associates II, LLC 206,120 restricted shares of SanVision common stock, which were converted in the Merger into 204,529 shares of SVT common stock and which are subject to certain resale restrictions set forth in the Stockholders Agreement. See Item 10 of this report.

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

SWWT assumed this promissory note in connection with its issuance of the restricted shares of series B preferred stock. In connection with Mr. Diamond's resignation, SWWT repurchased Mr. Diamond's 83,355 shares of series B preferred stock in consideration for the cancellation of all outstanding principal and interest obligations under the promissory note, which obligations then totaled $456,487. These shares were retired immediately after the repurchase date.

As discussed above in "Item 3 - Legal Proceedings," SVT is currently engaged in litigation with Velocity Express Corporation ("Velocity") with regard to certain agreements entered into by SVT and Velocity in October 2001. SVT is seeking the payment of approximately $2.5 million for services performed, as well as litigation costs and expenses, and interest. The chairman of the board of Velocity is Vincent A. Wasik, a member of the board of directors of the Company from February 2002 to May 2002. In addition, Walter A. Carozza, a member of the board of directors of SVT from April 2000 to June 2002, is the brother-in-law of Alex Paluch, a member of the board of directors of Velocity and of its Technology Committee.

ITEM 14.  CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Company's chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act"), Rules 13a-14(c) and 15d-14(c), and as generally defined below). Based on this evaluation, the Company's chief executive officer and chief financial officer have concluded that as of the date of the evaluation, the Company's disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

                          CHANGES IN INTERNAL CONTROLS

As of the date of this report there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are those controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls will prevent all error and uncover all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system necessarily reflects the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion or two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Documents filed as part of this Report:

The index to the financial statements included herein appears in Item 8 of this report.

All financial statement schedules are omitted because they are not required or are inapplicable, or the information has been included elsewhere in the financial statements or notes thereto.

                              REPORTS ON FORM 8-K:

During the fourth quarter of fiscal year 2002, the Company filed a Current Report on Form 8-K, dated November 19, 2002, discussing under Item 5 thereto the termination of Michael Bell as the Company's Chief Financial Officer, and a Separation Agreement dated October 21, 2002, between Mr. Bell and the Company with respect thereto. This Current Report on Form 8-K also discussed the appointment of Dhir Sarin as the Company's new Vice President and Chief Financial Officer, the appointment of Sanjay Sethi as the Chairman of the Board of Directors and Chief Executive Officer of the Company, and the appointment of Amit Sarkar as the President, Chief Operating Officer and Secretary of the Company.

                                    EXHIBITS:

The index of exhibits to this report appears after the signature pages below.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SVT, INC.

Date: April 15, 2003

                                            By: /s/ Sanjay Seth
                                                --------------------------------
                                                Sanjay Sethi
                                                Chairman of the Board, and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 15, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                                   CAPACITIES
/s/Sanjay Sethi                             Chairman of the Board,
---------------
Sanjay Sethi                                Chief Executive Officer and Director

/s/Dhir Sarin                               Vice President and Chief Financial
---------------                             Officer
Dhir Sarin

/s/Amit Bhatiani                            Director
---------------
Amit Bhatiani

/s/Raj Janarthanan                          Director
---------------
Raj Janarthanan

/s/Amit Sarkar                              Director, President, Chief Operating
---------------                             Officer and Secretary
Amit Sarkar

                                 CERTIFICATIONS

I, Sanjay Sethi, Chief Executive Officer of SVT, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of SVT, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                                /s/ Sanjay Sethi
                                                     --------------------------
                                                     Sanjay Sethi
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Dhir Sarin, Chief Financial Officer of SVT, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of SVT, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                                /s/ Dhir Sarin
                                                     ------------------------
                                                     Dhir Sarin
                                                     Chief Financial Officer

                                INDEX OF EXHIBITS

   EXHIBIT                                                   DESCRIPTION


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

10.1* Employment Agreement dated as of February 7, 2002, between SVT Inc. and Michael Bell, filed as Exhibit 10 to SVT's Quarterly Report on Form 10-Q, dated May 20, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

10.2* 2000 Stock Incentive Plan, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 0-25942), and incorporated herein by reference.

10.3* Employment Agreement dated as of June 1, 2002, between SVT Inc. and Martin Burmeister, filed as Exhibit 10 to SVT's Quarterly Report on Form 10-Q, dated August 19, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

10.4* Separation Agreement, dated October 21, 2002, between SVT Inc. and Michael Bell.

16.1 Letter from Ernst & Young LLP regarding change in certifying accountant, filed as Exhibit 16 to SVT's Current Report on Form 8-K/A, dated March 4, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

21     Subsidiaries of SVT Inc.

99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350

99.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C Sec. 1350

99.3 Form of Director's Stock Option Agreement, filed as Exhibit 99(a) to SVT's Registration Statement on Form S-2, dated April 30, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

99.4 Letters dated January 28, 2002, from SVT Inc. to each of Clarke H. Bailey, Thomas Barnds, Thomas A. Barron, Blair W. Effron, Peter W. Gilson and Randall A. Hack, filed as Exhibit 99(b) to SVT's Registration Statement on Form S-2, dated April 30, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

99.5 Form of First Amendment, effective January 24, 2000, to each of the Directors' Stock Option Agreement (Exhibit 99.3 above), filed as Exhibit 99(c) to SVT's Registration Statement on Form S-2, dated April 30, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

99.6 Letter of SVT, Inc. to the Securities and Exchange Commission regarding Arthur Andersen LLP, dated April 10, 2002, filed as Exhibit 99 to SVT's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001 (Commission File No. 0-25942), and incorporated herein by reference.

99.7 Press Release of SVT, Inc., dated February 4, 2002, filed as Exhibit 99 to SVT's Current Report on Form 8-K, dated February 5, 2002 (Commission File No. 0-25942), and incorporated herein by reference.

       *A management contract or compensatory plan or arrangement.

                             SVT INC. & SUBSIDIARIES

                                  - CONTENTS -

                                                                         PAGE(S)

Report of Independent Public Accountants                                   F-2

Report of Predecessor Independent Auditors                                 F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001               F-4

Consolidated Statements of Operations for the years ended
December 31, 2002, 2001 and 2000                                           F-5

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2002, 2001 and 2000                                     F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000                                           F-7

Notes to Consolidated Financial Statements                                 F-8

                         INDEPENDENT ACCOUNTANTS' REPORT

To The Stockholders
SVT Inc & Subsidiaries
New York, NY

We have audited the accompanying consolidated balance sheet of SVT Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SVT Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with auditing standards generally accepted in the United States of America.

                                                   _____________________________
                                                   LAZAR LEVINE & FELIX LLP

New York, NY
March 11, 2003

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

                                                 /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
March 22, 2002


THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH SANVISION TECHNOLOGY INC. AND SUBSIDIARIES' FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

                            SVT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                                               2002                 2001
                                                                                          -------------        -------------
                                     ASSETS

   CURRENT ASSETS:
        Cash and cash equivalents                                                         $   2,106,778        $     526,076
        Accounts receivable, net of allowance of $100,000 and $50,000                         2,270,573            5,368,383
        Deferred income taxes                                                                 1,364,000              577,535
        Income tax refund receivable                                                            864,000                    -
        Due from stockholder                                                                  -                       86,508
        Other current assets                                                                    127,064              452,330
                                                                                          -------------        -------------
   TOTAL CURRENT ASSETS                                                                       6,732,415            7,010,832

   PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
    DEPRECIATION OF $191,005 AND $128,459                                                       318,817              138,028

   OTHER ASSETS

        Goodwill, net                                                                         -                    1,061,056
        Intangible assets, net                                                                -                    1,772,222
        Deposit on acquisition                                                                -                      800,000
        Other long-term assets                                                                   72,396               93,151
                                                                                          -------------        -------------
   TOTAL ASSETS                                                                           $   7,123,628        $  10,875,289
                                                                                          =============        =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:

        Accounts payable                                                                  $     721,856        $   1,062,792
        Accrued expenses                                                                      2,901,685            2,854,383
        Line of credit                                                                           -                    51,614
        Other liabilities                                                                         5,201                -
                                                                                          -------------        -------------
   TOTAL CURRENT LIABILITIES                                                                  3,628,742            3,968,789
                                                                                          -------------        -------------

        Deferred income taxes                                                                   160,444            2,050,421
                                                                                          -------------        -------------
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:

        Preferred stock, $.001 par value, 20,000,000 shares authorized, no shares
          issued or outstanding                                                                  -                     -
        Common stock, $.001 par value, 100,000,000 shares authorized, 40,725,826 and 29,887,454 shares issued and outstanding for 2002 and 2001,
          respectively                                                                           40,726               29,887
        Additional paid-in capital                                                           26,319,706              700,613
        Cumulative translation adjustments                                                     (170,351)            (163,840)
        Retained (deficit) earnings                                                         (22,855,639)           4,289,419
                                                                                          -------------        -------------
   TOTAL STOCKHOLDERS' EQUITY                                                                 3,334,442            4,856,079
                                                                                          -------------        -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   7,123,628        $  10,875,289
                                                                                          =============        =============


   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             YEAR ENDED DECEMBER 31,
                                             2002                  2001                 2000
                                       --------------         -------------       --------------
   REVENUES                            $   17,625,283         $  23,983,485       $   26,394,191

   COST OF REVENUES                        12,367,842            17,643,151           19,266,748
                                       --------------         -------------       --------------
   GROSS PROFIT                             5,257,441             6,340,334            7,127,443

   OPERATING EXPENSES:
        General and
          administrative
          expenses                          7,948,225             3,658,506            3,099,730
        Goodwill impairment                 1,548,947                 -                   -
        Intangibles impairment              1,740,957                 -                   -
        Stock option compensation
          expense                           6,125,000                 -                   -
        Merger related costs and
          expenses                         18,687,418                 -                   -
                                       --------------         -------------       --------------
   OPERATING (LOSS) INCOME                (30,793,106)            2,681,828            4,027,713

   OTHER INCOME (EXPENSES)

        Grant income                          150,000                 -                   -
        Investment write-off                 (250,000)                -                   -
        Interest income                        12,250                34,570               28,188
        Interest expense                       (8,042)              (73,388)             (32,991)
                                       --------------         -------------       --------------
   (LOSS) INCOME
    BEFORE INCOME
    TAXES                                 (30,888,898)            2,643,010            4,022,910
        Income tax (benefit)
          provision                        (3,743,840)            1,224,379            1,842,935
                                       --------------         -------------       --------------

   NET (LOSS) INCOME                   $  (27,145,058)        $   1,418,631       $    2,179,975
                                       ==============         =============       ==============
      Basic and diluted earnings
        per share                      $       (0.68)         $       0.05        $        0.07
                                       ==============         =============       ==============
      Basic and diluted weighted
        average shares outstanding         40,204,697            29,887,454           29,887,454
                                       ==============         =============       ==============



   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                         ACCUMULATED
                                                                          ADDITIONAL       OTHER          RETAINED
                                                   COMMON STOCK             PAID-IN     COMPREHENSIVE     EARNINGS
                                               SHARES         AMOUNT        CAPITAL     INCOME (LOSS)     (DEFICIT)         TOTAL
                                             ----------    ----------    -----------    ------------    ------------   ------------
BALANCE, JANUARY 1, 2000
   (Retroactively restated)                  29,887,454    $    2,500    $     -        $      -        $    690,813   $    693,313
Transfer of common stock deemed as
   capital contribution by majority
   stockholder                                  -              27,387        700,613           -                -           728,000
Comprehensive income:
Foreign currency translation
   adjustments                                  -               -              -             20,661             -            20,661
Net income                                      -               -              -                -          2,179,975      2,179,975
                                             ----------    ----------    -----------    -----------     ------------   ------------
BALANCE, DECEMBER 31, 2000                   29,887,454        29,887        700,613         20,661        2,870,788      3,621,949
Comprehensive income:
Foreign currency translation
   adjustments                                  -               -              -           (184,501)            -          (184,501)
Net income                                      -               -              -                -          1,418,631      1,418,631
                                             ----------    ----------    -----------    -----------     ------------   ------------
BALANCE, DECEMBER 31, 2001                   29,887,454        29,887        700,613       (163,840)       4,289,419      4,856,079
Stock issuance in connection with
   merger                                     4,702,499         4,703     18,708,445            -               -        18,713,148
Restricted stock issuance                     6,135,873         6,136        785,648                                        791,784
Option issuances                                -               -          6,125,000            -               -         6,125,000
Comprehensive income:
Foreign currency translation
   adjustments                                  -               -              -             (6,511)            -            (6,511)
Net loss                                        -               -              -                -        (27,145,058)   (27,145,058)
                                             ----------    ----------    -----------    -----------     ------------   ------------
BALANCE, DECEMBER 31, 2002                  $40,725,826    $   40,726    $26,319,706    $ (170,351)    $(22,855,639)  $  3,334,442
                                            ===========    ==========    ===========    ===========     ============   ============


   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                   YEARS ENDED DECEMBER 31,
                                                                           2002               2001             2000
                                                                     ---------------    -------------    -------------
OPERATING ACTIVITIES:
   Net (loss) income                                                 $   (27,145,058)   $   1,418,631    $   2,179,975
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:

     Depreciation and amortization                                           342,604          100,935           27,193
     Provision for doubtful accounts                                       2,325,335                -          398,178
     Goodwill impairment                                                   1,548,947                -                -
     Deferred income taxes                                                (2,676,442)         469,973        1,288,666
     Compensation charge for stock issuance                                6,125,000                -          728,000
     Non-cash charge for merger-related expenses                          19,207,453                -                -
     Investment write off                                                    250,000                -                -
     Intangible write off                                                  1,740,957                -                -

     Changes in assets and liabilities-
     Decrease (increase) in accounts receivable                              772,475        2,075,235       (3,402,219)
     Decrease (increase) in due from stockholder                              86,508          207,137         (293,645)
     Decrease (increase) in other current assets                             325,267         (243,843)         (81,797)
     Decrease (increase) in other assets                                    (843,245)         (22,275)         (21,459)
     (Decrease) increase in accounts payable                                (335,735)        (904,231)         707,510
     Increase (decrease) in accrued expenses                                  94,781          395,706       (1,585,718)
                                                                     ---------------    -------------    -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   1,818,847        3,497,268          (55,316)
                                                                     ---------------    -------------    -------------

INVESTING ACTIVITIES:
     Cash paid for business acquisitions, net of cash acquired                10,000       (3,206,656)              -
     Deposit paid on acquisition                                                   -         (800,000)              -
     Purchase of property and equipment                                     (204,576)         (16,581)         (82,099)
                                                                     ---------------    -------------    -------------
     NET CASH (USED IN) INVESTING ACTIVITIES                                (194,576)      (4,023,237)         (82,099)
                                                                     ---------------    -------------    -------------
FINANCING ACTIVITIES:
     Net (repayments) borrowings on line of credit                           (51,614)          39,969           11,645
                                                                     ---------------    -------------    -------------
     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (51,614)          39,969           11,645
                                                                     ---------------    -------------    -------------
Effect of exchange rate changes on cash flows                                  8,045         (172,423)          20,661
                                                                     ---------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,580,702         (658,423)        (105,109)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               526,076        1,184,499        1,289,608
                                                                     ---------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     2,106,778    $     526,076    $   1,184,499
                                                                     ===============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest                                          $         8,042    $      73,388    $      25,744
                                                                     ===============    =============    =============
     Cash paid for income taxes                                      $       533,000    $     640,425    $   1,182,824
                                                                     ===============    =============    =============


   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1 -         BACKGROUND:

                 SVT Inc. (SVT), formerly SWWT, Inc., is a Delaware corporation which together with its wholly - owned subsidiaries (see Note 2) is herein referred to as the Company. The Company is an information technology consulting, network, and systems management outsourcing business. To date, the Company has specialized in e-commerce applications and web-based systems management for the financial services, insurance, media and telecommunications industries.

                 On July 23, 2001, SanVision Technology Inc. (SanVision) entered into a merger agreement with SWWT, Inc. under which a wholly-owned subsidiary of the Company (E-Newco, Inc.) was merged into SanVision and SanVision became a wholly-owned subsidiary of SWWT. Under the merger agreement, SanVision stockholders received 35,792,599 shares of the Company's common stock in exchange for their shares of SanVision. Upon completion of the transactions contemplated by the merger agreement, including (A) a one-for-two reverse stock split of the Company's common stock, (B) a change in the conversion ratio applicable to the Company's series B preferred stock into common stock from approximately 1-to-100 to approximately 1-to-10 and (C) the conversion of all shares of Series B preferred stock into shares of common stock, the Company had outstanding 40,725,826 shares of common stock on an as-converted and fully diluted basis, of which the former stockholders of SanVision have 87.5 percent.

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

                 The accompanying consolidated financial statements retroactively reflect the above transactions as if they occurred at the earliest date presented.

                 In accordance with the Securities and Exchange Commission Accounting Disclosure Rules and Practices, the transaction costs incurred in connection with the merger were charged directly to stockholders' equity to the extent of the cash received in the merger (which was equal to $785,648) and the excess (which was equal to $18,687,418) has been charged to merger related costs and expenses.

                 The assets, liabilities and stockholders' equity amounts that were combined with SanVision as of the merger date as part of the reverse merger transaction were as follows:

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 1 -         BACKGROUND (CONTINUED):



                                     ASSETS
                 Cash and cash equivalents                                $      785,648
                 Investment                                                      250,000
                                                                          --------------
                     Total assets                                         $    1,035,648
                                                                          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 Accrued expenses                                         $       73,171
                 Common Stock                                                     49,332
                 Additional paid-in capital                                      913,145
                                                                          --------------
                     Total liabilities and stockholders' equity           $    1,035,648
                                                                          ==============


                 The following unaudited pro forma summary information presents the consolidated results of operations as if the merger between SanVision and SWWT, Inc. had occurred as of January 1, 2000. The unaudited pro forma summary information excludes the merger related costs and expenses of $18,687,418 which was recognized as of the merger date related to the issuance of 6,135,873 shares of the Company's common stock and other professional fees related to merger expenses incurred during the year ended December 31, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed as of January 1, 2000 or results which may occur in the future.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                               2002                   2001              2000
                                                          -------------         --------------     -------------
Revenues                                                  $  17,625,283         $   23,983,485     $  26,394,191
Gross profit                                                  5,257,441              6,340,334         7,127,443
Net (loss) income                                            (8,457,640)               326,498           676,825
Basic and diluted earnings per share                              (0.21)                  0.01              0.02


                 For the period from January 1, 2002 through the merger date on February 1, 2002, there was no activity and no expenses were incurred by SWWT, Inc. As a result, the pro forma summary information included above for the year ended December 31, 2002 is not impacted by the inclusion of SWWT, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (A)     PRINCIPLES OF CONSOLIDATION:

                 The accompanying consolidated financial statements include the accounts of SVT Inc., Apex (India) Private Ltd. and its subsidiaries, Wave Infotech (Private) Ltd. and Euro Teck (U.K.) Private Ltd., SVT Cayman, Inc. and SanVision Technologies Canada Inc., the Company's wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (B)     REVENUE RECOGNITION AND CUSTOMER CONCENTRATION:

                 Historically, the Company's revenue from consulting services have been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. The Company, from time to time, entered into contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts.

                 The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's three largest customers represent approximately 71 percent of total revenues (32 percent, 26 percent and 13 percent, respectively) for the year ended December 31, 2002, the two largest customers represent approximately 65 percent of total revenues (39 percent and 26 percent, respectively) for the year ended December 31, 2001 and the two largest customers represent approximately 74 percent of total revenues (54 percent and 20 percent, respectively) for the year ended December 31, 2000. The total accounts receivable from these customers as of December 31, 2002, 2001 and 2000 was $1,295,692 ($295,800, $0 and $999,892, respectively), $2,407,594
                 ($1,045,489 and $1,362,105, respectively) and $6,226,829
                 ($5,258,113 and $968,716, respectively). The customer, who represents 26 percent of the Company's total revenue for 2002, is in dispute with the Company (see Note 13(c)). The accounts receivable balance of $2,260,011 due from this customer as of December 31, 2002 has been written off due to this dispute and the fact that management believes the customer does not have the ability to pay this amount.

         (C)     SEGMENT DISCLOSURES:

                 For purposes of Statement of Financial Accounting Standards
                 (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," management believes that the Company operates in one segment.

                 For the years ended December 31, 2002, 2001 and 2000, all of the Company's revenues are attributed to customers in the United States and the United Kingdom. As of December 31, 2002 and 2001 a total of approximately $108,000 and $3,709,000 of long-lived assets, the majority of which relate to the 2001 acquisitions (see Note 3), were recorded in the Company's subsidiary in India and its subsidiary in the United Kingdom.

         (D)     CASH AND CASH EQUIVALENTS:

                 For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         (E)     CONCENTRATION OF CREDIT RISK:

                 Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable and cash. The Company's customer base principally comprises companies within the financial services industry and to a lesser extent the insurance, media and telecommunications and other industries. The Company does not require collateral from its customers.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                 The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institutions and believes the Company's risk is negligible.

         (F)     PROPERTY AND EQUIPMENT:

                 Property and equipment are recorded at cost. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of these assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

                 Depreciation is provided using the straight-line method based on the estimated useful lives of the assets as follows:

                           Equipment                          5 years
                           Automobiles                        5 years
                           Furniture and fixtures             7 years

         (G)     FAIR VALUE OF FINANCIAL INSTRUMENTS:

                 The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The book values of cash and cash equivalents, accounts receivable and accounts payable are considered to be representative of their respective fair values.

         (H)     CURRENCY TRANSLATION:

                 The accounts of the Company's international subsidiaries are translated in accordance with SFAS No. 52, "Foreign Currency Translation", which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date, and that the results of operations be translated at average exchange rates during the period. The effects of exchange rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected in cumulative translation adjustments included in stockholders' equity. The effects of exchange rate fluctuations in translating the foreign currency transactions are included in general and administrative expenses. There were no material transaction gains or losses related to the foreign currency transactions in the accompanying Consolidated Statements of Operations.

         (I)     INCOME TAXES:

                 The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (J)     EARNINGS PER SHARE:

                 The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock unless they are anti-dilutive.

                 The Company had no dilutive other securities for the years ended December 31, 2000 and 2001 and for the year ended December 31, 2002, the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                          2002                2001                   2000
                 Net loss (income) - basic and diluted            $    (27,145,058)      $     1,418,631         $     2,179,975
                                                                  ================       ===============         ===============
                 Weighted average shares outstanding -
                 basic                                                  40,204,697            29,887,454              29,887,454
                 Impact of stock options and warrants                         -                     -                      -

                 Weighted average shares outstanding -
                 diluted                                                40,204,697       $    29,887,454              29,887,454
                 Earnings per share - basic                       $          (0.68)                 0.05         $          0.07
                 Earnings per share - diluted                     $          (0.68)      $          0.05         $          0.07


         (K)     ACCUMULATED OTHER COMPREHENSIVE INCOME:

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

                 Other comprehensive (loss) income is calculated as follows:

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                         2002                   2001              2000
                                                                  ----------------       ---------------    --------------
                 Net (loss) income                                $    (27,145,058)      $     1,418,631    $    2,179,975
                 Other comprehensive (loss) income
                 Unrealized (loss) gain from foreign currency
                   translation adjustments                                  (6,511)             (184,501)           20,661
                                                                  ----------------       ---------------    --------------
                 Comprehensive (loss) income                      $    (27,151,569)      $     1,234,130    $    2,200,636
                                                                  ================       ===============    ==============


                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (L)     USE OF ESTIMATES:

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

         (M)     NEW ACCOUNTING PRONOUNCEMENTS:

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

                 Any transitional impairment charge will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of June 30, 2002, the Company has determined that the fair value of its reporting units exceeds the reporting units' carrying amounts and therefore, goodwill is not impaired. The required continued impairment tests of goodwill may result in future period write-downs. During the third quarter of 2002, several factors including the continued sluggish economic climate, the potential loss of a major client and the lack of customer capital expenditure on software development, led the Company to take a complete impairment write-down of $1,548,947.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (M)      NEW ACCONTING PRONOUNCEMENTS (CONTINUED):

                 No goodwill amortization was recorded for the year ended December 31, 2001 since there was no goodwill recorded by the Company prior to the acquisition, which took place in December 2001 after the adoption of SFAS 142 (see Note 3) and therefore no pro-forma disclosures are required. As of December 31, 2002, the net book value for goodwill was $0.

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

                 However, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. Instead, as previously mentioned, beginning in 2002 the Company will test the impairment of its goodwill under the provisions of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not materially impact its financial position, cash flows or results of operations.

                 On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard does not have any current impact on the Company's operating results and financial position.

                 On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not have any current impact on the Company's operating results and financial position.

         (N)     RECLASSIFICATION:

                 Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (O)     GRANT INCOME

                 In the second quarter of 2002, SVT received a $150,000 grant under the WTC Business Recovery Grant Program as a result of the September 11 terrorist attacks. Management is investigating other grant and tax credit programs for which SVT may qualify.

         (P)     INTANGIBES

                 As a result of acquisitions (see Note 3), the following intangibles are reflected on the consolidated financial statements:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                    2002                  2001
                                                            -----------------     ----------------
                 Acquired technology                        $       1,772,909     $      1,523,389
                 Contract rights                                      318,428              318,428
                                                            -----------------     ----------------
                                                                    2,091,337            1,841,817
                 Less:    accumulated amortization                   (350,380)             (69,595)
                          impairment write-down                    (1,740,957)                   -
                                                            -----------------     ----------------
                                                            $               -     $      1,772,222
                                                            =================     ================


                 The acquired technology was being amortized over its estimated useful life of five years and the contract rights were being amortized over the life of the contract of 40 months. All intangibles were considered impaired during the second half of 2002 (see Note 3). The amortization expense for the years ended December 31, 2002, 2001 and 2000 were $280,785, $69,595 and $0, respectively.

NOTE 3 -         ACQUISITONS:

                 On November 9, 2001 the Company entered into an Asset Purchase Agreement to acquire from Medeval Technology Inc. (Medeval) certain intellectual property rights related to a software product to be utilized for certain future applications and the rights to one customer contract held by Medeval. The purchase price for the acquisition was $1,750,000; of which $1,430,000 was recorded as acquired technology and was being amortized over its estimated useful life of five years and $318,428 has been recorded as contract rights, which was being amortized over the life of the contract of 40 months.

                 On December 1, 2001 the Company entered into a Purchase Agreement to acquire from Strategic Investments, Inc. all of the outstanding stock of Wave Infotech (Private) Ltd. (Wave). Wave is an information technology consulting company located in New Delhi, India. The purchase price for the acquisition was $1,500,000 and the purchase price has been allocated as follows:

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 3 -         ACQUISITONS (CONTINUED):

                 Cash                                          $       43,344
                 Accounts receivable                                  227,712
                 Other current assets                                  25,000
                 Property and equipment                                40,000
                 Acquired technology                                  102,888
                 Goodwill                                           1,061,056
                                                               --------------
                 Total assets acquired                              1,500,000
                 Less - cash acquired                                 (43,344)
                 Net cash paid for acquisition                 $    1,456,656
                                                               ==============

                 Each acquisition has been accounted for as a purchase and the operating results of each entity have been consolidated with the Company's results since the effective date of the acquisitions of November 15, 2001 and December 14, 2001, respectively. The purchase price of each acquisition has been allocated to the assets acquired based upon their estimated fair value at the date of acquisition. Information to reflect prior period pro forma results was not available and not considered material by management.

                 On December 30, 2001, the Company paid through Apex (India) Private Ltd., its India subsidiary, a deposit of $800,000 related to a Purchase Agreement to acquire from Euro Tech, Inc. all of the outstanding stock of Euro Tech (U.K.) Private Ltd. (Euro U.K.). Euro U.K. is an information technology consulting company located in the United Kingdom. The total purchase price was $800,000 and the acquisition was effective on January 2, 2002. The purchase price has been allocated as follows:

                 Cash                                        $      10,000
                 Property and equipment                             40,000
                 Goodwill                                          500,000
                 Other intangible assets                           250,000
                                                             -------------
                 Net assets acquired                               800,000
                 Less - Cash acquired                              (10,000)
                                                             -------------
                 Net cash paid for acquisition               $     790,000
                                                             =============

                 The acquisition has been accounted for as a purchase and the operating results of Euro U.K. have been consolidated with the Company's results since the effective date of the acquisition of January 2, 2002. The purchase price of the acquisition has been allocated to the assets acquired based upon their estimated fair value at the date of acquisition. Information to reflect prior period pro forma results was not available and not considered material by management.

                 Due to the continued poor economic conditions and the resulting loss of the business, the Company determined that all goodwill and acquired technology in the above acquisitions had been impaired and accordingly took an impairment write-off of $1,548,947 and $1,740,957, respectively, in 2002.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 4 -         EMPLOYEE ADVANCES:

                 As of December 31, 2002 and 2001, other current assets include employee advances of $73,692 and $115,319, respectively, and other long-term assets include employee advances of $0 and $5,000, respectively. The employee advances do not bear interest and are repaid based on scheduled monthly installments.

NOTE 5 -         PROPERTY AND EQUIPMENT:

                                                                         December 31,
                                                                   2002                2001
                                                             ---------------     ---------------
                 Equipment                                   $       397,575     $       226,893
                 Automobiles                                          16,200              16,200
                 Furniture and fixtures                               96,047              23,394
                                                             ---------------     ---------------

                                                                         December 31,
                                                                   2002                2001
                                                             ---------------     ---------------
                                                                     509,822             266,487
                 Less- accumulated depreciation                     (191,005)           (128,459)
                                                             ---------------     ---------------
                                                             $       318,817     $       138,028
                                                             ===============     ===============

NOTE 6 - ACCRUED EXPENSES AND VALUATION ACCOUNTS:

                                                                         December 31,
                                                                   2002                2001
                                                             ---------------     ---------------
                 Accrued payroll and bonuses                 $     1,244,055     $     1,235,575
                 Accrued income taxes                               -                    858,108
                 Other                                             1,657,630             760,700
                                                             ---------------     ---------------
                                                             $     2,901,685     $     2,854,383
                                                             ===============     ===============

                 Allowance for doubtful accounts:

                                                                         December 31,
                                                                   2002                 2001
                                                             ---------------     ---------------
                 Balance at beginning of period              $        50,000     $        50,000
                 Provision                                        (2,325,335)              4,441
                 Charges                                          (2,275,335)             (4,441)
                                                             ---------------     ---------------
                 Balance at end of period                    $       100,000     $        50,000
                                                             ===============     ===============



NOTE 7 - LINE OF CREDIT:

                 In May 2000, the Company entered into a Loan and Security Agreement (the Agreement) with a finance company that provided for a $3,000,000 revolving line of credit (the Revolver). Available borrowings under the Revolver were based on the lesser of $3,000,000 or a stated percentage of eligible accounts receivable, as defined. Substantially all of the Company's assets were pledged as collateral under the Agreement. In addition, the Agreement granted the finance company the right to direct all deposits received on outstanding accounts receivable against the outstanding balance under the Revolver, if any. As a result, outstanding borrowings under the Revolver at December 31, 2001 were classified as a current liability in the accompanying balance sheet.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 7 - LINE OF CREDIT (CONTINUED):

                 Borrowings under the Revolver accumulated interest at the bank's prime rate plus one percent and interest was payable monthly. Interest expense on the Revolver was $8,042, $73,388, and $32,235 for the years ended December 31, 2002, 2001 and 2000, and, respectively. While the original term of the Revolver was to expire in May 2002, the finance company that issued the Revolver filed for bankruptcy protection in early 2002 and as a result the Revolver was terminated.

                 The Company currently has no line of credit in place.

NOTE 8 - STOCKHOLDERS EQUITY:

         (A)     STOCK TRANSFER:

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

         (B)     STOCK SPLIT:

                 On January 29, 2002, the Company's stockholders approved a one for two reserve stock split for all outstanding shares of common stock on that date.

                 All share and per share data has been retroactively reported to reflect the stock split.

         (C)     STOCK ISSUANCE:

                 On July 17, 2001, the Company entered into restricted stock agreements with three entities which included the issuance of 6,135,873 shares of the Company's common stock for consulting and advisory services provided to the Company. These agreements included provisions for forfeiture of the shares if the business combination between SanVision and the Company had not been completed. The business combination was completed within the specified period, and the Company recorded an expense amount as part of the merger related expenses based on the fair value of the shares issued to these entities based on the trading price of SVT Inc. common stock. As of February 1, 2002 the Company recorded an expense charge for these shares of $19,328,103 based on the trading price of SVT Inc. common stock on that date. Of that amount, $785,648 was charged to stockholders' equity (see Note 1).

         (D)     STOCK OPTIONS ISSUANCE:

                 The Company, under its 2000 Stock Incentive Plan (the "Plan"), has 8,400,000 shares of common stock available for awards in the form of non-qualified stock options, incentive stock options, restricted stock, restricted stock units, and other awards.

                 During the three months ended March 31, 2002, the Company granted options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Plan. These options were fully vested upon grant and have a term of not more than ten years.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 8 - STOCKHOLDERS EQUITY(CONTINUED):

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

                 The executive who had been issued these options was terminated effective October 2002, and the options were forfeited as part of the separation agreement between the Company and such executive.

                 During the three months ended June 30, 2002, the Company granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 per share under the Plan. These options were fully vested 60 days from the date of grant and have a term of not more than ten years. The grant of these options was approved by the Company's Board of Directors, which is responsible for administering the Plan.

         (D)     STOCK OPTIONS ISSUANCE (CONTINUED):

                 Based on the trading price ($4.00) of the Company's common stock on the grant date for these options as compared to the exercise price ($0.25) of the options, the statement of operations reflects a compensation expense charge of $1,875,000 for these options.

                 The following tables summarize the activity in the Plan for the years ended December 31, 2002, 2001 and 2000:

                                                                                                      Weighted Average
                                                                          Number of Shares             Exercise Price
                                                                          ----------------             --------------
                 Options outstanding, December 31, 1999

                                                     Granted                      -                     $       -
                                                   Exercised                      -                             -
                                                   Cancelled                      -                             -
                 Options outstanding, December 31, 2000                           -                     $       -
                                                     Granted                      -                             -
                                                   Exercised                      -                             -
                                                   Cancelled                      -                             -
                 Options outstanding, December 31, 2001                           -                     $       -
                                                     Granted                   1,500,000                     0.25
                                                   Exercised                        -                           -
                                                   Cancelled                  (1,000,000)                    0.25
                                                                          ----------------             --------------
                 Options outstanding, December 31, 2002                          500,000                $    0.25
                                                                          ----------------             --------------

                 As of December 31, 2002, 2001 and 2000, 500,000, -0- and-0-,
                 options, respectively, were exercisable. These options expire in June of 2012.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 9 -         INCOME TAXES:

                 The components of the income tax provision are as follows:

                                                                                     Years Ended December 31,
                                                                             2002               2001              2000
                                                                       --------------     ------------      ------------
                 CURRENT:
                     Federal                                           $     (725,678)    $    569,996      $    418,911
                     State                                                   (341,720)         184,410           135,358
                                                                       --------------     ------------      ------------
                     Total current                                         (1,067,398)         754,406           554,269
                                                                       --------------     ------------      ------------
                 DEFERRED:
                     Federal                                               (1,978,076)         355,091           973,659
                     State                                                   (698,366)         114,882           315,007
                                                                       --------------     ------------      ------------
                     Total deferred                                        (2,676,442)         469,973         1,288,666
                                                                       --------------     ------------      ------------
                 TOTAL INCOME TAX (BENEFIT) PROVISION                  $   (3,743,840)    $  1,224,379      $  1,842,935
                                                                       ==============     ============      ============


                 The income tax provision differs from the amount currently payable because certain expenses, primarily accrued recruiting and training, certain other accruals, bad debt expense and option compensation, are reported in different periods for financial reporting and income tax purposes.

                 Taxes on the undistributed earnings of the Company's international subsidiary are provided for at the applicable U.S. Federal and state income tax rates since management does not expect these earnings to be reinvested indefinitely in the foreign subsidiaries operations.

                 The reconciliation between income taxes at the federal statutory rate and the amount recorded in the accompanying financial statements is as follows:


                                                                                          Years Ended December 31,
                                                                                     2002              2001            2000
                                                                                   -------            ------          ------
                 Tax at statutory rate                                             (34.0)%            34.0%           34.0%
                 State and city income taxes, net of federal tax
                     benefit                                                       (11.0)             11.0            11.0
                 Non-deductible expenses                                            32.9               1.3             0.8
                                                                                   -------            ------          ------
                                                                                   (12.1)%            46.3%           45.8%
                                                                                   =======            ======          ======


                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 9 - INCOME TAXES (CONTINUED):

                 The components of the net current and long-term deferred tax assets and liabilities, measured under SFAS No. 109, are as follows:

                                                                                                  December 31,
                                                                                            2002                2001
                                                                                      ---------------       -------------
                 DEFERRED TAX ASSETS-
                     Allowance for doubtful accounts                                 $         45,000       $      22,500
                     Accrued vacation                                                          69,000              68,810
                     Other accrued expenses                                                 1,250,000             486,225
                                                                                      ---------------       -------------
                                                                                            1,364,000             577,535
                                                                                      ---------------       -------------
                 DEFERRED TAX LIABILITIES-
                     Depreciation                                                             (42,444)            (21,902)
                     Undistributed earnings of foreign subsidiary                            (118,000)         (2,028,519)
                                                                                      ---------------       -------------
                                                                                             (160,444)         (2,050,421)
                                                                                      ---------------       -------------
                 Net deferred tax asset (liability)                                   $     1,203,556       $  (1,472,886)
                                                                                      ===============       =============



                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED):


                 The Company feels it is more likely than not that the net deferred tax assets reflected above will be utilized and therefore no valuation allowance was deemed necessary.

                 During 2001, the Company made an advance to the majority shareholder in the amount of $86,508. The advance does not bear interest. There has been no formal written agreement for this advance. The majority shareholder repaid this amount in 2002.

                 During the years ended December 31, 2002, 2001 and 2000, the Company recorded consulting expenses of $0, $0 and $902,894, respectively, for subcontracting services provided by an entity that is owned by a stockholder of the Company. No amounts are included in accounts payable as of December 31, 2002, 2001 or 2000 related to this subcontractor.

                 During the years ended December 31, 2002, 2001 and 2000, the Company recorded expenses related to recruitment and training services provided by a related party. One entity is located in India and is owned by a relative of an officer of the Company. For the years ended December 31, 2002, 2001, and 2000, the expense recorded for this entity was $0, $27,000 and $49,596, respectively. There were no amounts payable as of December 31, 2002 and 2001 related to the entity.

                 During the years ended December 31, 2002, 2001 and 2000, the Company recorded rental expense of $5,100, $5,100 and $5,100, respectively, related to one of the Company's office locations which is owned by a relative of the Company's majority stockholder. The lease agreement called for monthly rentals of $425 through its expiration date in December 2002.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED):


                 During the year ended December 31, 2002, the Company generated approximately $4,600,000 in revenues (of which approximately $2,200,000 was written off) from a customer whose members of the Board of Directors also served, until their resignation during 2002, on the Board of Directors of the Company. As of December 31, 2002, the balance of accounts receivable for this customer has been written down to $0 (see Note 13(c)).

NOTE  11 -       SUPPLIER CONCENTRATION:

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

                 During the years ended December 31, 2002, 2001 and 2000, $4,274,028, $7,578,186, and $8,745,725, respectively, of outside consultant expenses were recorded by the Company.

NOTE  12 -       EMPLOYEE BENEFIT PLAN:

                 The Company has a Section 401(k) retirement savings plan (the 401(k) Plan). The 401(k) Plan allows employees to contribute between 1 to 15 percent of their annual compensation subject to statutory limitations. Company contributions to the 401(k) Plan are discretionary. For the years ended December 31, 2002, 2001, and 2000, the Company made no matching contributions to the 401(k) Plan.

NOTE  13   -     COMMITMENTS AND CONTINGENCIES:

         (A)     OPERATING LEASES:

                 The Company is contingently liable under noncancelable operating leases for office space. For the years ended December 31, 2002, 2001 and 2000, rent expense was $209,313,
                 $189,356 and $130,161 respectively.

                 Future minimum rental payments under these leases are as follows:

                 Years ending December 31,

                      2003                                       $       90,030
                      2004                                               52,726
                      2005                                               54,142
                      2006                                               55,600
                      2007 and thereafter                                57,102
                                                                 --------------
                      Total minimum lease payments               $      309,600
                                                                 ==============

                 The Company is also obligated to pay certain real estate taxes and other expenses under these lease terms.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED):


         (B)     EMPLOYMENT AGREEMENTS:

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

         (C)     LEGAL PROCEEDINGS:

                 Velocity Express Corporation ("Velocity") as plaintiff has asserted claims against the Company for breach of contract, conversion and breach of fiduciary duty. Plaintiff and the Company are parties to three contracts under which the Company agreed to manage Velocity's technology function and to create and maintain new software to permit Velocity to operate a state of the art website and a "package tracking system" to monitor its delivery services. The complaint alleges that under one of these contracts, the Professional Services Outsourcing Agreement, there were alleged "service failures" that allegedly resulted in disruptions in the plaintiff's information technology systems. The complaint further alleged that the Company allegedly manipulated plaintiff's technology system so that the plaintiff's customers could not access plaintiff's website and software. Plaintiff has not specified the amount of damages that the Company allegedly caused.

                 The Company denies the allegations of the complaint and has filed counterclaims against the plaintiff seeking payment for the amounts the Company is owed under the above mentioned contracts and for damage. Management intends to vigorously defend this action.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

NOTE 14 -         QUARTERLY FINANCIAL DATA (UNAUDITED):

                 The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                                                                        Quarter Ended
                                                            -----------------------------------------------------------------
                                                               March 31,        June 30,      September 30,      December 31,
                                                                 2002             2002             2002              2002
                                                            ------------    -------------     -------------     -------------
                 Revenues                                   $  4,824,877    $   4,390,348     $   4,451,646     $   3,958,412
                 Gross profit                                  1,294,136        1,155,458         1,346,542         1,675,036
                 Net (loss) income                           (22,596,628)      (2,216,813)       (4,115,949)        1,784,332
                 Basic and diluted earnings per share (a)   $      (0.59)   $       (0.05)    $       (0.10)    $        0.04
                 Weighted average number of shares
                     outstanding                              38,612,359       40,725,826        40,725,826        40,725,826


                                                                                        Quarter Ended
                                                            -----------------------------------------------------------------
                                                               March 31,        June 30,      September 30,      December 31,
                                                                 2001             2001             2001              2001
                                                            ------------    -------------     -------------     -------------
                 Revenues                                   $  7,421,191    $   5,833,665     $   5,292,381     $   5,436,248
                 Gross profit                                  2,139,341        1,666,687         1,425,233         1,109,073
                 Net income (loss)                               752,953          439,228           284,449           (57,999)
                 Basic and diluted earnings per
                     share (a)                              $       0.03    $        0.01     $        0.01     $          -
                 Weighted average number of shares
                     outstanding                              29,887,454       29,887,454        29,887,454        29,887,454



                 (a) per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted average common shares outstanding during each period.