Form 10-Q
period 2003-05-15
SVT INC
filed 2003-05-15
CIK 914271

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to ___

Commission file number: 0-25942


                                    SVT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       84-1167603
--------------------------------                     --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                50 BROADWAY, 8TH FLOOR, NEW YORK, NEW YORK 10004

          (Address of principal executive offices, including zip code)

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

                                            Yes [X]  No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                            Yes [   ]  No  [X]



As of May 15, 2003 40,725,826 shares of common stock, par value $.001 per share of the registrant were outstanding.

                                    SVT INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and
            December 31, 2002..................................................3

            Consolidated Statements of Operations for the Three Months Ended
            March 31, 2003 and 2002 (Unaudited)................................4

            Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2003 and 2002 (Unaudited)................................5

            Notes to Consolidated Financial Statements.........................6

Item 2.     Management's Discussion and Analysis of financial Condition
            And Results of Operations.........................................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........17

Item 4.     Controls and Procedures...........................................17

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................18

Item 2.     Changes in Securities and Use of Proceeds.........................18

Item 3.     Defaults Upon Senior Securities...................................18

Item 4.     Submission of Matters to a Vote of Security Holders...............18

Item 5.     Other Information.................................................18

Item 6.     Exhibits and Reports on Form 8-K..................................18

Signatures  ..................................................................19

Certifications................................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                            SVT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                                2003                2002
                                                                                        -------------------  ------------------
                                                                                            (UNAUDITED)
                                                             ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                           $      1,536,570      $      2,106,778
    Accounts receivable, net of allowance of $100,000 and $50,000,
      Respectively                                                                             2,223,565             2,270,573
    Deferred income taxes                                                                      1,364,000             1,364,000
    Income tax refund receivable                                                                 864,000               864,000
    Other current assets                                                                         304,139               127,064
                                                                                        ----------------      ----------------
TOTAL CURRENT ASSETS                                                                           6,292,274             6,732,415

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $210,539
    AND $191,005                                                                                 299,284               318,817
OTHER LONG-TERM ASSETS                                                                            51,488                72,396
                                                                                        ----------------      ----------------
                                                                                        $      6,643,046      $      7,123,628
                                                                                        ================      ================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                                    $        574,004      $        721,856
    Accrued expenses                                                                           2,915,615             2,901,685
    Other liabilities                                                                              3,252                 5,201
                                                                                        ----------------      ----------------
TOTAL CURRENT LIABILITIES                                                                      3,492,871             3,628,742
DEFERRED INCOME TAXES                                                                             63,444               160,444
                                                                                        ----------------      ----------------
TOTAL LIABILITIES                                                                              3,556,315             3,789,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued
     or outstanding                                                                                   -                     -
  Common stock, $0.001 par value, 100,000,000 shares authorized, 40,725,826 and
     40,725,826 shares issued and outstanding......................                               40,726                40,726
  Additional paid-in capital                                                                  26,319,706            26,319,706
  Cumulative translation adjustments                                                            (141,507)             (170,351)
  Accumulated deficit                                                                        (23,132,194)          (22,855,639)
                                                                                        -----------------     ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                     3,086,731             3,334,442
                                                                                        ----------------      ----------------
                                                                                        $      6,643,046      $      7,123,628
                                                                                        ================      ================


   The accompanying notes are an integral part of these financial statements.


                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                    2003                    2002

REVENUES                                                  $          2,949,891      $       4,824,877
COST OF REVENUES                                                     2,200,785              3,530,741
                                                          --------------------      -----------------

GROSS PROFIT                                                           749,106              1,294,136

OPERATING EXPENSES:

    General and administrative expenses                              1,079,694              1,288,718
    Stock option compensation expense                                       -               4,250,000
    Merger-related costs and expenses                                       -              18,773,250
                                                          --------------------      -----------------

OPERATING LOSS                                                        (330,588)           (23,017,832)

Interest (income) expense, net                                            (853)                 8,573
                                                          ---------------------     -----------------

LOSS BEFORE INCOME TAXES                                              (329,735)          (23,026,405)

Income taxes (benefit)                                                 (53,180)              (429,777)
                                                          ---------------------     -----------------

NET LOSS                                                  $           (276,555)      $    (22,596,628)
                                                          ====================      =================

Basic and diluted earnings (loss) per share               $             (0.01)      $          (0.61)
                                                          ====================      =================
Basic and diluted weighted average shares outstanding               40,725,826             36,966,020
                                                          ====================      =================



   The accompanying notes are an integral part of these financial statements.


                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                     --------------------------
                                                                                           2003                 2002
                                                                                    ---------------      ---------------
OPERATING ACTIVITIES:

Net loss                                                                            $      (276,555)     $   (22,596,628)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
   Depreciation and amortization                                                             19,533              158,023
   Bad debt expense                                                                         200,000                   -
   Deferred income taxes                                                                    (97,000)                  -
   Compensation charge for stock option issuance                                                 -             4,250,000
   Non-cash charge for merger-related expenses                                                   -            19,328,103
Changes in assets and liabilities-
   (Increase) decrease in accounts receivable                                              (152,992)           1,397,547
   Decrease in due from stockholder                                                              -                86,508
   (Increase) in other current assets                                                      (177,075)            (225,602)
   Decrease in other assets                                                                  20,908                9,290
   (Decrease) in accounts payable                                                          (147,852)             (42,841)
   Increase (decrease) in accrued expenses and other liabilities                             11,981             (485,488)
   Increase in due to stockholder                                                                -                94,702
                                                                                    ---------------      ---------------
Net cash (used in) provided by operating activities                                        (599,052)           1,973,614
                                                                                    ---------------      ---------------

INVESTING ACTIVITIES:

    Cash paid for business acquisitions, net of cash acquired                                    -                10,000
                                                                                    ---------------      ---------------
Net cash provided by investing activities                                                        -                10,000
                                                                                    ---------------      ---------------

FINANCING ACTIVITIES:

   Net (repayments) on line of credit                                                            -               (51,614)
                                                                                    ---------------      ----------------
Net cash (used in) financing activities                                                          -               (51,614)
                                                                                    ---------------      ----------------

Effect of exchange rate changes on cash flows                                                28,844               (2,141)
                                                                                    ---------------      ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (570,208)          1,929,859

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,106,778              526,076
                                                                                    ---------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     1,536,570      $     2,455,935
                                                                                    ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                                           $            -       $         8,042
                                                                                    ===============      ===============
   Cash paid for income taxes                                                       $            -       $       534,000
                                                                                    ===============      ===============


   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BACKGROUND:

     SVT Inc., formerly know as SWWT, Inc., is a Delaware corporation which together with its wholly-owned subsidiaries (see Note 2) is herein referred to as "SVT", the "Company" or "we". The Company is an information technology consulting, network, and systems management outsourcing business. To date, the Company has specialized in e-commerce applications and web-based systems management for the financial services, insurance, media and telecommunications industries.

     On July 23, 2001, SanVision Technology Inc. (SanVision) entered into a merger agreement with the Company under which a wholly-owned subsidiary of the Company (E-Newco, Inc.) was merged into SanVision and SanVision became a wholly-owned subsidiary of the Company. Under the merger agreement, SanVision stockholders received 35,792,599 shares of the Company's common stock in exchange for their shares of SanVision. Upon completion of the transactions contemplated by the merger agreement, including (A) a one-for-two reverse stock split of the Company's common stock, (B) a change in the conversion ratio applicable to the Company's series B preferred stock into common stock from approximately 1-to-100 to approximately 1-to-10 and (C) the conversion of all shares of series B preferred stock into shares of common stock, the Company had outstanding 40,725,826 shares of common stock on an as-converted and fully diluted basis, of which the former stockholders of SanVision have 87.5 percent.

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

     The assets, liabilities and stockholders' equity amounts that were combined with SanVision as of the merger date as part of the reverse merger transaction were as follows:

         ASSETS

Cash and cash equivalents                                        $     785,648
Investment                                                             250,000
                                                                 -------------
         Total assets                                            $   1,035,648
                                                                 =============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses                                                 $      73,171
Common Stock                                                            49,332
Additional paid-in capital                                             913,145
                                                                 -------------
Total liabilities and stockholders' equity                       $   1,035,648
                                                                 =============

     Unaudited pro forma summary information is not presented for the consolidated results of operations as if the merger between SanVision and SWWT, Inc. had occurred as of January 1, 2002 because for the period from January 1, 2002 through the merger date on February 1, 2002, there was no activity and no expenses were incurred by SWWT, Inc. As a result, the pro forma summary information included above for the three months ended March 31, 2002 was not impacted by the inclusion of SWWT, Inc.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with (1) generally accepted accounting principles for interim financial information and (2) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.

     The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements as of December 31, 2002, and filed with the Securities and Exchange Commission (the "SEC") on April 15, 2003, as part of the Company's Form 10-K for the fiscal year ended December 31, 2002.

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of SVT Inc., and its wholly owned subsidiaries, SVT Cayman, Inc., SanVision Technologies Canada Inc., SVT Inc., and Apex (India) Privated Ltd. and its subsidiaries, Wave Infotech (Private) Ltd. and Euro Teck (U.K.) Privated Ltd., all material intercompany balances and transactions have been eliminated in consolidation.

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

     Revenue recognition and customer concentration

     Historically, the Company's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. The Company, from time to time, enters into contracts based on a fixed fee amount. Revenue from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts.

     The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's two largest customers represent approximately 63 percent of the Company's total revenues (40 percent and 23 percent, respectively) for the three months ended March 31, 2003, and the three largest customers represent approximately 66 percent of the Company's total revenues (29 percent, 26 percent and 11 percent, respectively) for the three months ended March 31, 2002. The total accounts receivable from these customers as of March 31, 2003 was $1,371,912 ($356,568 and $1,015,344,
respectively).

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

     For the three months ended March 31, 2003 and 2002, a majority of the Company's revenues were attributed to customers in the United States. Sales in the amount of $173,162 for the three months ended March 31, 2003 were attributed to customers in the United Kingdom. As of March 31, 2003 and 2002, a total of approximately $103,544 and $4,332,000, respectively of long-lived assets, the majority of which relate to the 2001 acquisitions, were recorded in the Company's subsidiary in India.

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

     Earnings per share

     The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive. For the three months ended March 31, 2003 the Company had no potentially dilutive securities. For the three months ended March 31, 2003 and 2002 the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

     Earnings per share are calculated as follows:

                                                     FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                 ------------------------------------
                                                       2003                 2002
                                                ----------------      ---------------
Net income (loss) -                             $       (267,555)    $    (22,596,628)
                                                ================     ================
Weighted average shares outstanding - basic           40,725,826           36,996,020
Impact of stock options and warrants                          -                  -
                                                ----------------      ---------------
Weighted average shares outstanding - diluted         40,725,826           36,996,020
                                                ================      ===============
Earnings (loss) per share - basic and diluted   $          (0.01)     $         (0.61)


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

     Other comprehensive income (loss) is calculated as follows:

                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ------------------------------------
                                                                   2003                 2002
                                                              --------------    ----------------
Net income (loss)                                             $     (267,555)   $    (22,596,628)
Other comprehensive income (loss):
       Unrealized gain (loss) from foreign currency
       translation adjustments                                        28,844             (16,697)
                                                              --------------    ----------------

Comprehensive income (loss)                                   $     (238,711)   $    (22,613,325)
                                                              ==============    ================


     Stock Split

     On January 29, 2002, the Company's stockholders approved a one for two reverse stock split for all outstanding shares of common stock on that date.

     All share and per share data has been retroactively reported to reflect the stock split.

     Use of estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New accounting pronouncements

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard should not have any impact on the Company's operating results and financial position.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not have any impact on the Company's operating results and financial position.

3.   ACCRUED EXPENSES:

                               MARCH 31, 2003               DECEMBER 31, 2002
                            ---------------------         --------------------

Accrued payroll and bonuses $           1,144,974         $          1,244,055
Accrued income taxes                       40,000                           -
Other                                   1,730,641                    1,657,630
                            ---------------------         --------------------
                            $           2,915,615         $          2,901,685
                            =====================         ====================

4.   STOCKHOLDERS' EQUITY:

     The Company, under its 2000 Stock Incentive Plan (the "Plan"), has 8,400,000 shares of common stock available for awards in the form of non-qualified stock options, incentive stock options, restrictive stock, restrictive stock units, and other awards.

     During the three months ended March 31, 2003, the Company did not grant options and no options were expired, cancelled or exercised.

5.   LEGAL PROCEEDINGS:

     Velocity Express Corporation ("Velocity") as plaintiff has asserted claims against the Company for breach of contract, conversion and breach of fiduciary duty. Plaintiff and the Company are parties to three contracts under which the Company agreed to manage Velocity's technology function and to create and maintain new software to permit Velocity to operate a state of the art website and a "package tracking system" to monitor its delivery services. The complaint alleges that under one of these contracts, the Professional Services Outsourcing Agreement, there were alleged "service failures" that allegedly resulted in disruptions in the plaintiff's information technology systems. The complaint further alleged that the Company manipulated plaintiff's technology system so that the plaintiff's customers could not access plaintiff's website and software. Plaintiff has not specified the amount of damages that the Company allegedly caused.

     The Company denies the allegations of the complaint and has filed counterclaims against the plaintiff seeking payment for the amounts the Company is owed under the above-mentioned contracts and for damages. Management intends to vigorously defend this action.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CURRENT BUSINESS ENVIRONMENT

     The Information Technology (IT) services industry continues to be negatively impacted by the Internet and technology sector downturn which began in early 2000 and the economic recession which followed the September 11, 2001 terrorist attacks which is continuing. In the application development area, new spending on technology initiatives has virtually stopped and existing IT budgets are being drastically reduced. The trend in the marketplace now is to fund only mission critical IT projects and continue only the essential IT services and to defer or cancel all other initiatives. Another adverse trend for IT vendors is that many of their existing customers are terminating their higher priced non-employee consultants and either replacing them with new employees or exercising their "right to hire" to absorb some consultants into permanent positions to reduce costs, which results in lower revenues for the vendor even from their existing clients. Under the circumstances, SVT's revenue base also continued to decline slightly in the first quarter of 2003, mainly due to further cutbacks from AIG, formerly its largest customer, and CSC.

     SVT was able to avoid a very substantial decline in revenue during the quarter ended March 31, 2003 primarily by focusing on managed services offerings and new business development. Specifically, cutbacks from major clients like AIG were somewhat offset by the revenue generated from clients in the managed services area such as Citco. However, SVT's largest new client, Velocity Express, is in serious default in its payment of approximately $2.5 million of accounts receivable to SVT; this matter is presently in litigation before the New York State Supreme Court.

     Going forward, management believes that the pressure on IT budgets will continue at least through the third quarter of 2003, if not longer, primarily due to current economic conditions and the impact from the war in Iraq and its consequent effect on the U.S. economy. It is likely that more IT services work, including existing and new application development projects, will also continue to be shifted offshore, primarily to India. Therefore, SVT expects to continue its emphasis on new business development in the managed services area and intends to revamp its off-shore capability.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of SVT Inc. are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies which we believe are the most crucial to aid in fully understanding and evaluating SVT Inc.'s reported financial results include the following:

     Revenue Recognition

     Historically, SVT's revenue from consulting services has been generated under time and materials contracts. Revenues from consulting services that are billed on a time and materials basis are recognized in the period during which the services are provided. Occasionally, SVT enters into contracts based on a fixed fee amount. Revenues from the fixed fee contracts are recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts. While our estimates of the total costs to be incurred have historically been within our expectations, any significant increase in the expected total costs to be incurred on our fixed fee contracts could have a material adverse impact on our operating results for the period or periods in which the revised estimates arise.

     Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses other than described below have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Specifically, the Company is in litigation with Velocity Express Corporation, to recover approximately $2.5 million (written of as uncollectible in December 2002) of defaulted accounts receivable plus damages; it is uncertain how much the Company could recover from Velocity (if at all), assuming the Company is successful with this litigation.

     Deferred Taxes

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No.109 requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.


RESULTS of OPERATIONS

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,

                                                                             2003                2002
Revenues                                                               $    2,949,891      $      4,824,877
Cost of revenues                                                            2,200,785             3,530,741
                                                                       --------------      ----------------
Gross profit                                                                  749,106             1,294,136
Operating expenses:
     General and administrative                                             1,079,694             1,288,718
     Stock option compensation expense                                             -              4,250,000
     Merger-related costs and expenses                                             -             18,773,250
                                                                       --------------      ----------------
     Operating income                                                        (330,588)          (23,017,832)
Interest (income) expense, net                                                   (853)                8,573
                                                                       --------------      ----------------
     Loss before income taxes                                                (329,735)          (23,026,405)
Income taxes (benefit)                                                        (53,180)             (429,777)
                                                                       --------------      ----------------
Net loss                                                               $     (276,555)     $    (22,596,628)
                                                                       ==============      ================

Revenues                                                                       100.0%              100.0%
Cost of revenues                                                                74.6                73.2
                                                                       -------------       -------------
Gross profit                                                                    25.4                26.8
Operating expenses:
     General and administrative                                                 36.6                26.7
     Stock option compensation expense                                             -                88.1
     Merger-related costs and expenses                                             -               389.1
                                                                      ---------------      -------------
     Operating loss                                                            (11.2)             (477.1)
Interest (income) expense, net                                                     -                 0.2
                                                                      ---------------      -------------
     Loss before income taxes                                                  (11.2)             (477.3)
Income taxes (benefit)                                                          (1.8)               (9.0)
                                                                      --------------       -------------
Net income                                                                      (9.4)%            (468.3)%
                                                                      ==============       =============


     Revenues: Revenues for the three months ended March 31, 2003 were $2.9 million, a decrease of $1.9 million, or 38.9%, from $4.8 million for the three months ended March 31, 2002. This decline in revenues is directly attributable to a decline in business with AIG and Velocity, two of the Company's largest clients.

     Cost of Revenues: Cost of revenues for the three months ended March 31, 2003 was $2.2 million, a decrease of $1.3 million, or 37.7% from $3.5 million for the three months ended March 31, 2002. However, on a percentage of revenues basis, the cost of revenues increased to 74.6% in 2003 from 73.2% in 2002, thus decreasing the gross profit margin by 1.4%. The decrease in gross profit margin percentage was largely due to lower revenue growth and lower margins on continuing revenues.

     General and Administrative Expenses: General and administrative expenses for the three months ended March 31, 2003 were $1.1 million, a decrease of $0.2 million, or 16.2%, from $1.3 million for the three months ended March 31, 2002, primarily due to decreased marketing and administrative overhead as well as a decrease in payroll and rent expenses.

     Stock option compensation expense of $4.2 million for the three months ended March 31, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options which were granted to an employee with immediate vesting in February 2002.

     Merger-related costs and expenses for the three months ended March 31, 2002 of $18.8 million were incurred related to the combination of the Company and SanVision Technology Inc. These merger costs of $18,542,455 related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the merger transaction and other professional fees related to the merger of $230,795.

     The effective tax rate was 16.1% for the three months ended March 31, 2003 as compared with 1.9% for three months ended March 31, 2002. The effective tax rate for the three months ended March 31, 2002 was significantly impacted by the non-deductible merger-related expenses described above. The tax deduction for these shares was significantly less than the expense charge for financial reporting purposes. In addition, the stock option compensation expense of $4.2 million was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company had net working capital of approximately $2,799,000, comprised primarily of accounts receivable and cash and cash equivalents. The Company has historically financed, and continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as a venture capital or private equity funding.

     However, the cash flow from operations varies significantly from month to month primarily due to changes in net income (loss) and collection of accounts receivable.

     Net cash provided by used in operating activities was approximately $599,000 for the three months ended March 31, 2003, as compared to net cash provided by operating activities of $1,974,000 for the three months ended March 31, 2002. The decrease in cash provided by operating activities during the three months ended March 31, 2003 is due primarily to a significant increase in accounts receivable as well as less income from operations after adjustments for non-cash items.

     Net cash provided by investing activities was $0 for the three months ended March 31, 2003, as compared to net cash provided by investing activities of $10,000 for the three months ended March 31, 2002. The net cash provided by investing activities for 2002 was related to the net cash received from a business acquisition.

     Net cash used in financing activities was $0 for the three months ended March 31, 2003, as compared to $52,000 used in financing activities for the three months ended March 31, 2002. The cash used in financing activities in 2002 was in connection with repayments on a former credit agreement.

     Management believes that future cash will be generated from operations and its current cash balance will be sufficient to satisfy its projected working capital and planned capital expenditure requirements for the foreseeable future. However, if the Company requires additional funds to support working capital requirements or for other purposes, it may seek to raise the funds through public or private equity financings or from other sources. Additional financing may not be available, or, if it is available, it may be dilutive or may not be obtainable on acceptable terms.

NEW ACCOUNTING PRONOUNCEMENTS

     On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard should not have any impact on the Company's operating results and financial position.

     On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not have any impact on the Company's operating results and financial position.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS AND UNCERTAINTIES

     This Form 10-Q contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to its or the IT industry's future performance, the Company's future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations, including the its attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: continuing or worsening in the overall economic weakness; the level of effectiveness of the Company's business and marketing strategies, including those outside North America; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for services of its customers; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; decreases in gross profit margins; the impact from changes in accounting rules; the adverse impact of war and terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates in connection with its foreign subsidiaries. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES
         EVALUATION OF DISCLOSURE OF CONTROLS AND PROCEDURES

     Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

CHANGE IN INTERNAL CONTROLS

     As of the date of this report there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The information required by this Item was previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company is still in litigation with Velocity Express Corporation. There were no material developments in the litigation during the three months ended March 31, 2003.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         NONE.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES.

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

ITEM 5.  OTHER INFORMATION.

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The index of exhibits to this report appears after the signature page.
(b) The Company did not issue any reports on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SVT INC.
                           (Registrant)








                           /S/ DHIR SARIN
                          ---------------------------------------------------
                           Dhir Sarin
                           Duly Authorized Officer
                           Chief Financial Officer (Principal Financial Officer)

Date:  May 15, 2003

CERTIFICATIONS

I, Sanjay Sethi, Chief Executive Officer of SVT Inc. and subsidiaries, certify that:

1. I have reviewed this quarterly report on Form 10-Q of, SVT Inc. and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                                  /s/ SANJAY SETHI
                                                     ---------------------------
                                                     Sanjay Sethi
                                                     Chief Executive Officer

I, Dhir Sarin, Chief Financial Officer of SVT Inc. and subsidiaries, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SVT Inc. and subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                                  /S/ DHIR SARIN
                                                     -------------------------
                                                     Dhir Sarin
                                                     Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SVT Inc. and subsidiaries (the Company) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, being, Sanjay Sethi, Chief Executive Officer of the Company, and Dhir Sarin, Chief Financial Officer of the Company, respectfully, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003


/s/ Sanjay Sethi                                   /s/ Dhir Sarin
-----------------------                           -----------------------------
Chief Executive Officer                            Chief Financial Officer