Form 10-Q
period 2003-06-30
SVT INC
filed 2004-03-12
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

                50 Broadway, 8th Floor, New York, New York 10004
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [ X]


As of November 24, 2003, 40,725,826 shares of common stock, par value $.001 per share of the registrant were outstanding.

                                    SVT INC.

                                TABLE OF CONTENTS



                                                                                        Page
Part I      Financial Information

Item 1.     Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
            December 31, 2002............................................................3

            Consolidated Statements of Operations for the Three and Six Months
            Ended June 30, 2003 and 2002 (Unaudited).....................................4

            Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2003 and 2002 (Unaudited)...........................................5

            Notes to Consolidated Financial Statements...................................6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations...................................................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..................17

Item 4.     Controls and Procedures.....................................................17

Part II     Other Information

Item 1.     Legal Proceedings...........................................................18

Item 6.     Exhibits, Financial Statements and Reports on Form 8-K......................18

Signatures  ............................................................................19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                            SVT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,          December 31,
                                                                                              2003                2002
                                                                                       -------------------  ---------------
                                                                                           (Unaudited)
                                                            ASSETS
Current assets:
    Cash and cash equivalents                                                          $        1,190,479   $    2,106,778
     Accounts receivable, net of allowance of $100,000 for both periods,
      respectively                                                                              1,981,831        2,270,573
    Deferred income taxes                                                                         263,000        1,364,000
    Income tax refund receivable                                                                1,711,608          864,000
    Other current assets                                                                          279,284          127,064
                                                                                       -------------------  ---------------
Total current assets                                                                            5,426,202        6,732,415

Property and equipment, net of accumulated depreciation of $230,665 and $191,006                  297,628          318,817

Other long-term assets                                                                             45,026           72,396
                                                                                       -------------------  ---------------
                                                                                       $        5,768,856   $    7,123,628
                                                                                       ===================  ===============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $          471,770   $      721,856
    Accrued expenses                                                                            2,803,315        2,901,685
    Other liabilities                                                                               1,954            5,201
                                                                                       -------------------  ---------------
Total current liabilities                                                                       3,277,039        3,628,742
Deferred income taxes                                                                              42,444          160,444
                                                                                       -------------------  ---------------
                                                                                                3,319,483        3,789,186
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued
     or outstanding                                                                                    -                -
  Common stock, $0.001 par value, 100,000,000 shares authorized, 40,725,826 shares
     issued and outstanding                                                                        40,726           40,726
  Additional paid-in capital                                                                   26,319,706       26,319,706
  Cumulative translation adjustments                                                             (122,219)        (170,351)
  Retained earnings (deficit)                                                                 (23,788,840)     (22,855,639)
                                                                                       -------------------  ---------------
Total stockholders' equity                                                                      2,449,373        3,334,442
                                                                                       -------------------  ---------------
                                                                                       $        5,768,856   $    7,123,628
                                                                                       ===================  ===============

   The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the three months ended June 30,  For the six months ended June 30,
                                                               2003              2002               2003              2002
                                                         --------------      --------------     --------------    --------------
Revenues                                                 $   2,687,998       $   4,390,348      $   5,525,798     $   9,215,225
Cost of revenues                                             2,086,440           3,234,890          4,287,225         6,979,362
                                                         --------------      --------------     --------------    --------------
Gross profit                                                   601,558           1,155,458          1,238,573         2,235,863

Operating expenses:
    General and administrative expenses                        900,093           1,683,404          1,867,696         2,758,390
    Stock option compensation expense                               -            1,875,000                  -         6,125,000
    Merger-related costs and expenses                               -               34,818                  -        18,808,068
                                                         --------------      --------------     --------------    --------------
Operating (loss)                                              (298,535)         (2,437,764)          (629,123)      (25,455,595)

Grant income                                                         -             150,000                  -           150,000

Interest income, net                                               464              20,141              1,317            11,567
                                                         --------------      --------------     --------------    --------------

(Loss) before income taxes                                    (298,071)         (2,267,623)          (627,806)      (25,294,028)

Income taxes (benefit)                                         358,575             (50,810)           305,395          (480,587)
                                                         --------------      --------------     --------------    --------------

Net (loss)                                               $    (656,646)      $  (2,216,813)     $    (933,201)    $ (24,813,441)
                                                         ==============      ==============     ==============    ==============

Basic and diluted (loss) per share                       $       (0.02)      $       (0.05)     $       (0.02)    $       (0.64)
                                                         ==============      ==============     ==============    ==============
Basic and diluted weighted average shares outstanding       40,725,826          40,725,826         40,725,826        38,869,543
                                                         ==============      ==============     ==============    ==============

    The accompanying notes are an integral part of thesefinancial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the six months ended
                                                                                    ---------------------------------------
                                                                                                     June 30,
                                                                                         2003                      2002
                                                                                    -------------             -------------
Operating activities:
Net (loss)                                                                          $   (933,201)             $(24,813,441)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
   Depreciation and amortization                                                          39,659                   321,251
   Bad debt expenses                                                                     202,717                   215,324
   Deferred income taxes                                                                 983,000                         -
   Compensation charge for stock option issuance                                               -                 6,125,000
   Non-cash charge for merger-related expenses                                                 -                19,328,103
Changes in assets and liabilities-
   Decrease in accounts receivable                                                        86,025                 1,819,641
   (Increase)  decrease in other current assets                                         (152,220)                   52,081
   (Increase)  decrease in other assets                                                 (820,238)                   17,980
   (Decrease) in accounts payable                                                       (250,086)                 (337,648)
   (Decrease) in accrued expenses and other liabilities                                 (101,617)                 (475,785)
                                                                                    -------------             -------------
Net cash (used in) provided by operating activities                                     (945,961)                2,252,506
                                                                                    -------------             -------------

Investing activities:
   Cash paid for business acquisitions, net of cash acquired                                   -                    10,000
   Purchase of property and equipment                                                    (18,470)                 (164,349)
                                                                                    -------------             -------------
Net cash (used in) investing activities                                                  (18,470)                 (154,349)
                                                                                    -------------             -------------

Financing activities:
   Due from stockholder                                                                        -                    86,508
   Due to stockholder                                                                          -                   166,875
   Net (repayments) on line of credit                                                          -                   (51,614)
                                                                                    -------------             -------------
Net cash provided by financing activities                                                      -                   201,769
                                                                                    -------------             -------------

Effect of exchange rate changes on cash flows                                             48,132                    (2,892)
                                                                                    -------------             -------------

Net (decrease) increase in cash and cash equivalents                                    (916,299)                2,297,034

Cash and cash equivalents, beginning of period                                         2,106,778                   526,076
                                                                                    -------------             -------------
Cash and cash equivalents, end of period                                            $  1,190,479              $  2,823,110
                                                                                    =============             =============

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $          -              $      8,042
                                                                                    =============             =============
   Cash paid for income taxes                                                       $    200,003              $    604,000
                                                                                    =============             =============

    The accompanying notes are an integral part of these financial statements.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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
                                                   =============

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

1.   Background (continued):

     Unaudited pro forma summary information is not presented for the consolidated results of operations as if the merger between SanVision and SWWT, Inc. had occurred as of January 1, 2002 because for the period from January 1, 2002 through the merger date on February 1, 2002, there was no activity and no expenses were incurred by SWWT, Inc.

2.   Basis of presentation:

     The accompanying unaudited consolidated interim financial statements for the Company have been prepared in accordance with (1) accounting principles generally accepted in the United States of America for interim financial information and (2) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results of operations and financial position for the interim periods presented.

     For a summary of significant accounting policies (which have not changed from December 31, 2002) and additional financial information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2002, including the consolidated financial statements and notes thereto which should be read in conjunction with these financial statements.

3.   New accounting pronouncements:

     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

4.   Accrued expenses:

                                      June 30, 2003           December 31, 2002
                                   ------------------         ------------------
     Accrued payroll and bonuses   $       1,128,786          $       1,244,055
     Accrued income taxes                     40,000                          -
     Other                                 1,634,529                  1,657,630
                                   ------------------         ------------------
                                   $       2,803,315          $       2,901,685
                                   ==================         ==================

5.   Stockholders' equity:

     The  Company,  under  its 2000  Stock  Incentive  Plan  (the  "Plan"),  has
8,400,000   shares  of  common  stock  available  for  awards  in  the  form  of non-qualified stock options, incentive stock options, restrictive stock, restrictive stock units, and other awards.

     During the three and six months ended June 30, 2003, the Company did not grant options and no options expired, were cancelled or exercised.

6.   Revenue recognition and customer concentration:

     Historically, the Company's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. The Company, from time to time, entered into contracts based on a fixed fee amount. Revenue from the fixed fee contracts is recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts.

     The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's two largest customers represent approximately 61 percent of total revenues (39 percent and 22 percent, respectively) for the six months ended June 30, 2003, and the three largest customers represent approximately 68 percent of total revenues (29 percent, 28 percent and 11 percent, respectively) for the six months ended June 30, 2002. The total accounts receivable from these customers as of June 30, 2003 was $1,066,033 ($300,674 and $765,329, respectively).

7.   Segment disclosures:

     For purposes of Statement of Financial Accounting Standards (SFAS) No. 131,
"Disclosures   about  Segments  of  an  Enterprise  and  Related   Information,"
management believes that the Company operates in one segment.

For the six months ended June 30, 2003 and 2002, majority of the Company's revenues are attributed to customers in the United States. Sales in the amount of $299,031 and $153,598 for the six months ended June 30, 2003 and 2002, respectively, were attributed to customers in the United Kingdom. As of June 30, 2003 and 2002, a total of approximately $111,000 and $3,407,000 of long-lived assets, the majority of which relate to the 2001 acquisitions, and were reflected in the Company's subsidiary in India.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

8.   Income taxes:

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

     SFAS 109 also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits.

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result, it was determined that it was appropriate to establish a valuation allowance for the deferred tax assets. As of June 30, 2003, a valuation allowance of $1,224,000 has been established. The Company will maintain such valuation allowance until such time when management could conclude that it is more likely than not that a portion of the deferred tax assets would be realized.

9.   Earnings per share:

     The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive. For the three and six months ended June 30, 2003 the Company had no potentially dilutive securities. For the three and six months ended June 30, 2003 and 2002 the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

     Earnings per share are calculated as follows:

                                                    For the three months ended                  For the six months ended
                                                             June 30,                                    June 30,
                                                        2003              2002                2003               2002
                                                ------------------ ------------------ ------------------- -------------------
Net (loss)                                      $        (656,646) $      (2,216,813) $         (933,201) $      (24,813,441)
                                                ================== ================== =================== ===================

Weighted average shares outstanding - basic            40,725,826         40,725,826          40,725,826          38,869,543

Impact of stock options and warrants                            -                  -                   -                   -
                                                ------------------ ------------------ ------------------- -------------------
Weighted average shares outstanding - diluted          40,725,826         40,725,826          40,725,826          38,869,543
                                                ================== ================== =================== ===================
Loss per share - basic and diluted              $           (0.02) $           (0.05) $            (0.02) $            (0.64)
                                                ================== ================== =================== ===================

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

10.  Accumulated other comprehensive income:

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

                                                                For the three months          For the six months
                                                                  ended June 30,                ended June 30,
                                                      ---------------------------------- ------------------------------
                                                            2003              2002             2003           2002
                                                      ----------------  ---------------- --------------- --------------
Net (loss)                                            $      (656,646)  $    (2,216,813) $     (933,201) $ (24,813,441)
Other comprehensive income (loss):
       Unrealized gain (loss) from foreign currency
       translation adjustments                                 19,288              (751)         48,132        (17,448)
                                                      ----------------  ---------------- --------------- --------------
Comprehensive (loss)                                  $      (637,358)  $    (2,217,564) $     (885,069) $ (24,830,889)
                                                      ================  ================ =============== ==============

11.  Legal proceedings:

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

     The Company denies the allegations of the complaint and has filed counterclaims against the plaintiff seeking payment approximately in the amount of $2.5 million owed to the Company under the above-mentioned contracts and for damages. Management intends to vigorously defend this action.

     Extensive settlement discussions have been held and a mediation session with court-appointed mediator also has been held. No settlement has been made. Ultimately, counsel to the Company believes SVT may recover all or part of the sum due even though the entire amount has been reserved against. The exact amount of the recovery cannot be predicted at this time.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

12.  Subsequent Event:

     In December 2003, subsequent to the balance sheet date, the Company entered into a separation agreement with its COO, Amit Sarkar and JNA Holdings, Inc, an affiliated entity through which Mr. Sarkar holds all the Company common stock that he owns (Approximately 2,045,000 shares). Terms of the separation agreement call for the Company to pay a minimum of $200,000 ($150,000 upon signing and $50,000 upon settlement of the Company's ongoing litigation with Velocity, Inc (see note 11)).

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Current Business Environment

     The IT services industry has been impacted by the Internet-related downturn and the rapid slowdown of the technology sector after the terrorist attacks of September 11, 2001. In the application development area, new spending on technology initiatives has virtually stopped and existing IT budgets are being drastically reduced. The trend in the marketplace now is to fund only mission critical IT projects and continue only the essential IT services and to defer or cancel all other initiatives. Another adverse trend for IT vendors is that many of their existing customers are terminating their higher priced non-employee consultants and either replacing them with new employees or exercising their "right to hire" to absorb some consultants into permanent positions to reduce costs, which results in lower revenue for the vendor even from their existing clients.

     Under the circumstances, SVT has also lost some business in the second quarter of 2003, mainly due to further cutbacks from AIG, formerly its largest customer, which decided not to renew contracts for some of SVT's consultants after the expiration of their contract term or completion of their projects. In some cases, AIG also cancelled in midstream, projects being serviced by SVT and laid off entire project teams, writing off large amounts of investment. Moreover, AIG has shifted many IT projects off-shore to major Indian companies, and continues to do so. SVT was able to avoid a very substantial decline in revenue primarily by focusing on managed services offerings and new business development.

     Going forward, management believes that the pressure on IT budgets will continue at least through the end of 2003, if not much longer, primarily due to the war in Iraq and its consequent effect on the domestic economy. It is likely that more IT services work, including existing and new application development projects, will also continue to be shifted offshore, primarily to India. Therefore, SVT will continue its emphasis on new business development in the managed services area.

New accounting pronouncements:

     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

                               Revenue Recognition

Historically, SVT's revenue from consulting services has been generated under time and materials contracts. Revenue from consulting services that are billed on a time and materials basis is recognized in the period during which the services are provided. Occasionally, SVT entered into contracts based on a fixed fee amount. Revenue from the fixed fee contracts is recognized using a percentage of completion method based on the total costs incurred to date compared to the total costs to be incurred for the contracts. While our estimates of the total costs to be incurred have historically been within our expectations, any significant increase in the expected total costs to be incurred on our fixed fee contracts could have a material adverse impact on our operating results for the period or periods in which the revised estimates arise.

                               Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses other than described below have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Specifically, the Company is in litigation with Velocity Express Corporation, a company that we believe is presently facing financial difficulties, to recover approximately $2.5 million (written of as uncollectible in December 2002) of defaulted accounts receivable plus damages; it is uncertain how much the Company could recover from Velocity (if at all), assuming the Company is successful with this litigation.

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

     Results of Operations

                                                           For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                                2003                 2002               2003              2002
                                                           ----------------- -----------------     --------------- ---------------
Revenues                                                   $      2,687,998  $      4,390,348      $    5,525,798  $    9,215,225
Cost of revenues                                                  2,086,440         3,234,890           4,287,225       6,979,362
                                                           ----------------- -----------------     --------------- ---------------
Gross profit                                                        601,558         1,155,458           1,238,573       2,235,863

Operating expenses:
     General and administrative                                     900,093         1,683,404           1,867,696       2,758,390
     Stock option compensation expense                                    -         1,875,000                   -       6,125,000
     Merger-related costs and expenses                                    -            34,818                   -      18,808,068
                                                           ----------------- -----------------     --------------- ---------------
     Operating (loss)                                              (298,535)       (2,437,764)           (629,123)    (25,455,595)

Grant income                                                              -           150,000                   -         150,000
Interest income, net                                                    464            20,141               1,317          11,567
                                                           ----------------- -----------------     --------------- ---------------
     (Loss) before income taxes                                    (298,071)       (2,267,623)           (627,806)    (25,294,028)
Income taxes (benefit)                                              358,575           (50,810)            305,395        (480,587)
                                                           ----------------- -----------------     --------------- ---------------
Net (loss)                                                 $       (656,646) $     (2,216,813)     $     (933,201) $  (24,813,441)
                                                           ================= =================     =============== ===============
Revenues                                                              100.0%            100.0%              100.0%          100.0%
Cost of revenues                                                       77.6              73.7                77.6            75.7
                                                           ----------------- -----------------     --------------- ---------------
Gross profit                                                           22.4              26.3                22.4            24.3
Operating expenses:
     General and administrative                                        33.5              38.3                33.8            29.9
     Stock option compensation expense                                    -              42.7                   -            66.5
     Merger-related costs and expenses                                    -               0.8                   -           204.1
                                                           ----------------- -----------------     --------------- ---------------
     Operating (loss)                                                 (11.1)            (55.5)              (11.4)         (276.2)
Grant income                                                              -               3.4                   -             1.6
Interest income, net                                                      -               0.4                   -             0.1
                                                           ----------------- -----------------     --------------- ---------------
     (Loss) before income taxes                                       (11.1)            (51.7)              (11.4)         (274.5)
Income taxes (benefit)                                                 13.3              (1.2)                5.5            (5.2)
                                                           ----------------- -----------------     --------------- ---------------
Net (loss)                                                           (24.4)%           (50.5)%             (16.9)%        (269.3)%
                                                           ================= =================     =============== ===============

Three and six months ended June 30, 2003 compared to three and six months ended June 30, 2002.

     Revenues for the three and six month periods ended June 30, 2003 were $2.7 million and $5.5 million respectively, a decrease of $1.7 million and $3.7 million respectively, or 38.8% and 40.0%, from $4.4 million and $9.2 million for the three and six month periods ended June 30, 2002, respectively. The decline in revenues is mostly attributable to a decline in business with AIG and Velocity, two of the Company's main clients.

     Cost of revenues for the three and six month periods ended June 30, 2003 was $2.1 million and $4.3 million respectively, a decrease of $1.1 million and $2.7 million respectively, or 35.5%, and 38.6%, respectively. However, on a percentage of revenues basis, the cost of revenues increased to 77.6% and 77.6% from 73.7% and 75.7% for the three and six periods ended June 30, 2003 and 2002, respectively, thus decreasing the gross operating margin by 3.9% and 1.9%. The decrease in gross operating margin percentage was largely due to fewer billable clients.

     General and administrative expenses for the three and six month periods ended June 30, 2003 were $0.9 million and $1.9 million, a decrease of $0.8 and $0.9 million, or 46.5% and 32.3%, from $1.7 million and $2.8 million for the three and six month periods ended June 30, 2002, respectively. The decrease is primarily due to decreased marketing and administrative overhead as well as a decrease in payroll and rent expenses.

     Stock option compensation expense of $1.9 million and $6.1 million for the three and six months ended June 30, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options which were granted to an employee with immediate vesting in February 2002.

     Merger-related costs and expenses for the three and six months ended June 30, 2002 of $34,818 and $18.8 million were incurred related to the combination of SWWT, Inc. and SanVision Technology Inc. These merger costs of $18,542,455 were related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the merger transaction and other professional fees related to the merger of $230,795.

     The effective tax rate was 25.9% for the six months ended June 30, 2003 as compared with (1.9)% for six months ended June 30, 2002. The effective tax rate for the six months ended June 30, 2002 was significantly impacted by the non-deductible merger-related expenses described above. The tax deduction for these shares was significantly less than the expense charge for financial reporting purposes. In addition, the stock option compensation expense of $6.1 million was not deductible for income tax purposes. The effective tax rate for the six months ended June 30, 2003 was significantly impacted by the establishment of a valuation allowance for deferred tax assets.

     Liquidity and Capital Resources

     As of June 30, 2003, the Company had net working capital of $2,149,163, comprised primarily of accounts receivable and cash and cash equivalents.
SanVision historically financed, and the Company continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as a venture capital or private equity fund.

     However, the cash flow from operations varies significantly from month to month primarily due to changes in net income (loss) and collection of accounts receivable.

     Net cash used in operating activities was approximately $946,000 for the six months ended June 30, 2003, as compared to net cash provided by operating activities of $2,253,000 for the six months ended June 30, 2002. The decrease in cash provided by operating activities as compared to the comparable period last year is due primarily to a significant increase in the change in accounts receivable as well as less income from operations after adjustments for non-cash items.

     Net cash used in investing activities was $18,470 for the six months ended June 30, 2003, as compared to net cash used in investing activities of $154,349 for the six months ended June 30, 2002.

         Net cash provided by financing activities was $0 for the six months ended June 30, 2003, as compared to $201,769 provided by financing activities for the six months ended June 30, 2002. The cash provided by financing activities in 2002 was in connection with repayments on a former credit agreement and borrowings from a stockholder.

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

     Forward-Looking Statements; Business Risks and Uncertainties

     This Form 10-Q contains  forward-looking  statements (within the meaning of
Section 21E. of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs relating to the Company's or industry's future performance, its future operating results, its sales, products, services, markets and industry, market conditions and/or future events relating to or effecting the Company and its business and operations, including SVT's attainment of new customers and success with new business opportunities and global expansion. If and when used in this Form 10-Q, the words "believes," "estimates," "plans," "expects," "attempts," "intends," "anticipates," "could," "may," "explore" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual performance, results or achievements of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Factors that could adversely affect the Company's future results, performance or achievements include, without limitation: continuing or worsening in the overall economic weakness; the level of effectiveness of the Company's business and marketing strategies, including those outside North America; an increase in the allowance for doubtful accounts receivable and bad debts or further write-offs of accounts receivable as a result of the weakened and/or further weakening financial condition of certain of the Company's customers; a reduction in the Company's development of new customers, existing customer demand as well as the level of demand for services of its customers; the inability of the Company to generate revenue commensurate with the level of personnel and size of its infrastructure; decreases in gross profit margins; the impact from changes in accounting rules; the adverse impact of war and terrorism on the economy; and the other risks and factors detailed in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 2002 and other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. The Company undertakes no obligation to update publicly or revise any forward-looking statements, business risks and/or uncertainties.

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

ITEM 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

     Change in Internal Controls

     There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

     The information required by this Item was previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company is still in litigation with Velocity Express Corporation and there have been no material developments in this matter since it has been previously reported. Other than the Velocity Express litigation, we are not involved in any material legal proceedings.

ITEM 6. Exhibits, Lists and Reports on Form 8- K

(a) Exhibits

Exhibit 31.1.     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer.

Exhibit 31.2.     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer.

Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*

Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SVT INC.
                                  (Registrant)

                                                  /s/ Sanjay Sethi
                                                  ----------------
                                                      Sanjay Sethi
                                                Chief Executive Office


Date:  March 12, 2004                             /s/ Dhir Sarin
                                                  --------------
                                                      Dhir Sarin
                                               Chief Financial Officer