Form 10-Q
period 2004-03-12
SVT INC
filed 2004-03-12
CIK 914271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

                                    SVT INC.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
Part I      Financial Information

Item 1.     Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
            December 31, 2002...................................................................................3

            Consolidated Statements of Operations for the Three and Nine Months
            Ended September 30, 2003 and 2002 (Unaudited).......................................................4

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 2003 and 2002 (Unaudited).............................................................5

            Notes to Consolidated Financial Statements..........................................................6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations..........................................................................12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.........................................17

Item 4.     Controls and Procedures............................................................................17

Part II     Other Information

Item 1.     Legal Proceedings..................................................................................18

Item 6.     Exhibits, Financial Statements and Reports on Form 8-K.............................................18

Signatures  ...................................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                            SVT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,    December 31,
                                                                                              2003             2002
                                                                                       ----------------  ----------------
                                                                                           (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                          $     1,341,598   $     2,106,778
    Accounts receivable, net of allowance of $100,000 for both periods
      Respectively                                                                           1,571,325         2,270,573
    Deferred income taxes                                                                      263,000         1,364,000
    Income tax refund receivable                                                             1,711,608           864,000
    Other current assets                                                                       279,461           127,064
                                                                                       ----------------  ----------------
Total current assets                                                                         5,166,992         6,732,415

Property and equipment, net of accumulated depreciation of $250,929 and
    $191,006, respectively                                                                     278,741           318,817

Other long-term assets                                                                          45,026            72,396
                                                                                       ----------------  ----------------
                                                                                       $     5,490,759   $     7,123,628
                                                                                       ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $       455,840   $       721,856
    Accrued expenses                                                                         2,811,628         2,901,685
    Other liabilities                                                                            1,351             5,201
                                                                                       ----------------  ----------------
Total current liabilities                                                                    3,268,819         3,628,742
Deferred income taxes                                                                           42,444           160,444
                                                                                       ----------------  ----------------
                                                                                             3,311,263         3,789,186
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 20,000,000 shares authorized,
     no shares issued or outstanding                                                                 -                 -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
     40,725,826 shares issued and outstanding                                                   40,726            40,726
  Additional paid-in capital                                                                26,319,706        26,319,706
  Cumulative translation adjustments                                                          (115,820)         (170,351)
  Retained earnings (deficit)                                                              (24,065,116)      (22,855,639)
                                                                                       ----------------  ----------------
Total stockholders' equity                                                                   2,179,496         3,334,442
                                                                                       ----------------  ----------------
                                                                                       $     5,490,759   $     7,123,628
                                                                                       ================  ================

                 The accompanying notes are an integral part of
                          these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the three months ended           For the nine months ended
                                                                    September 30,                       September 30,
                                                         ----------------------------------  -----------------------------------
                                                               2003              2002               2003              2002
                                                         ----------------  ----------------  ----------------   ----------------
Revenues                                                 $     2,345,196   $     4,451,646    $    7,870,994    $    13,666,871

Cost of revenues                                               1,933,833         3,105,104         6,221,058         10,084,466
                                                         ----------------  ----------------  ----------------   ----------------

Gross profit                                                     411,363         1,346,542         1,649,936          3,582,405

Operating expenses:
    General and administrative expenses                          706,252         3,694,148         2,573,948          6,452,538
    Goodwill impairment                                               -          1,548,947                            1,548,947
    Stock option compensation expense                                 -                 -                  -          6,125,000
    Merger-related costs and expenses                                 -           (120,650)                -         18,687,418
                                                         ----------------  ----------------   ----------------  ----------------

Operating (loss)                                                (294,889)       (3,775,903)         (924,012)       (29,231,498)

Grant income                                                          -                 -                  -            150,000

Interest income, net                                                 274            45,764             1,591             57,331
                                                         ----------------  ----------------   ----------------  ----------------

(Loss) before income taxes                                      (294,615)       (3,730,139)         (922,421)       (29,024,167)

Income taxes (benefit) expense                                   (18,339)          385,810           287,056            (94,777)
                                                         ----------------  ----------------   ----------------  ----------------

Net (loss)                                               $      (276,276)  $    (4,115,949)   $   (1,209,477)  $    (28,929,390)
                                                         ================  ================   ================  ================

Basic and diluted (loss) per share                       $         (0.01)  $         (0.10)   $        (0.03)  $          (0.73)
                                                         ================  ================   ================= ================
Basic and diluted weighted average shares outstanding         40,725,826        40,725,826        40,725,826         39,495,108
                                                         ================  ================   ================= ================

                The accompanying notes are an integral part of
                          these financial statements.

                            SVT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           For the nine months ended
                                                                                    ---------------------------------------
                                                                                                 September 30,
                                                                                           2003                 2002
                                                                                    ------------------   ------------------
Operating activities:
Net (loss)                                                                          $      (1,209,477)   $     (28,929,390)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
   Depreciation and amortization                                                               59,923            1,942,710
   Bad debt expenses                                                                          202,717            1,015,324
   Goodwill impairment                                                                              -            1,548,947
   Deferred income taxes                                                                      983,000             (733,442)
   Compensation charge for stock option issuance                                                    -            6,125,000
   Non-cash charge for merger-related expenses                                                      -           19,328,103
Changes in assets and liabilities-
   Decrease in accounts receivable                                                            496,531              788,898
   (Increase)  decrease in other current assets                                              (152,397)             204,388
   (Increase) decrease in other assets                                                       (820,238)              17,939
   (Decrease) in accounts payable                                                            (266,016)            (405,112)
   (Decrease) increase in accrued expenses and other liabilities                              (93,907)             770,942
                                                                                    ------------------   ------------------
Net cash (used in) provided by operating activities                                          (799,864)           1,674,307
                                                                                    ------------------   ------------------

Investing activities:
   Cash paid for business acquisitions, net of cash acquired                                        -               10,000
   Purchase of property and equipment                                                         (19,847)            (183,077)
                                                                                    ------------------   ------------------
Net cash (used in) investing activities                                                       (19,847)            (173,077)
                                                                                    ------------------   ------------------

Financing activities:
   Decrease in due from stockholder                                                                 -               86,508
   Net (repayments) on line of credit                                                               -              (51,614)
                                                                                    ------------------   ------------------
Net cash provided by financing activities                                                           -               34,894
                                                                                    ------------------   ------------------

Effect of exchange rate changes on cash flows                                                  54,531                 (878)
                                                                                    ------------------   ------------------

Net (decrease) increase in cash and cash equivalents                                         (765,180)           1,535,246

Cash and cash equivalents, beginning of period                                              2,106,778              526,076
                                                                                    ------------------   ------------------
Cash and cash equivalents, end of period                                             $      1,341,598    $       2,061,322
                                                                                    ==================   ==================

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                           $               -    $           8,042
                                                                                    ==================   ==================
   Cash paid for income taxes                                                       $         210,649    $         604,000
                                                                                    ==================   ==================

                 The accompanying notes are an integral part of
                          these financial statements.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                       23

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
                                                                  =============

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


4.   Accrued expenses:

                                                    September 30, 2003               December 31, 2002
                                                 ---------------------              --------------------
Accrued payroll and bonuses                      $           1,141,826              $          1,244,055
Accrued income taxes                                            40,000                                -
Other                                                        1,629,802                         1,657,630
                                                 ---------------------              --------------------
                                                 $           2,811,628              $          2,901,685
                                                 =====================              ====================

5.   Stockholders' equity:

     The  Company,  under  its 2000  Stock  Incentive  Plan  (the  "Plan"),  has
8,400,000   shares  of  common  stock  available  for  awards  in  the  form  of non-qualified stock options, incentive stock options, restrictive stock, restrictive stock units, and other awards.

     During the three and nine months ended September 30, 2003, the Company did not grant options and no options expired, were cancelled or exercised.


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

     The majority of the Company's services are performed for large companies located in the New York City area. Revenues from the Company's two largest customers represent approximately 60 percent of total revenues (37 percent and 23 percent, respectively) for the nine months ended September 30, 2003, and the three largest customers represent approximately 69 percent of total revenues (27 percent, 30 percent and 12 percent, respectively) for the nine months ended September 30, 2002.The total accounts receivable from these customers as of September 30, 2003 was $441,949 ($5,162 and $436,787, respectively).


7.   Segment disclosures:

     For purposes of Statement of Financial Accounting Standards (SFAS) No. 131,
"Disclosures   about  Segments  of  an  Enterprise  and  Related   Information,"
management believes that the Company operates in one segment.

     For the nine months ended September 30, 2003 and 2002, majority of the Company's revenues are attributed to customers in the United States. Sales in the amount of $299,031 and $255,431 for the nine months ended September 30, 2003 and 2002, respectively, were attributed to customers in the United Kingdom. As of September 30, 2003 and 2002, a total of approximately $106,227 and $245,638 of long-lived assets remained after goodwill and other intangible impairment, the majority of which relate to the 2001 acquisitions, and were reflected in the Company's subsidiary in India.

                            SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

     Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result, it was determined that it was appropriate to establish a valuation allowance for the deferred tax assets. As of September 30, 2003, a valuation allowance of approximately $1,387,000 has been established. The Company will maintain such valuation allowance until such time when management could conclude that it is more likely than not that a portion of the deferred tax assets would be realized.


9.   Earnings per share:

     The Company utilizes SFAS No. 128, "Earnings Per Share," to compute earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the statements of operations. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock unless they are anti-dilutive. For the three and nine months ended September 30, 2003 the Company had no potentially dilutive securities. For the three and nine months ended September 30, 2003 and 2002 the dilutive impact of outstanding stock options was not included in diluted EPS as it would be anti-dilutive.

         Earnings per share are calculated as follows:

                                                         For the three months ended       For the nine months ended
                                                                September 30,                   September 30,
                                                             2003            2002            2003          2002
                                                       --------------  --------------    ------------- -------------
Net (loss)                                             $    (276,276)  $  (4,115,949)    $ (1,209,477) $(28,929,390)
                                                       ==============  ==============    ============= =============
Weighted average shares outstanding - basic               40,725,826      40,725,826       40,725,826    39,495,108
Impact of stock options and warrants                               -               -                -             -
                                                       --------------  --------------    ------------- -------------

Weighted average shares outstanding -
        diluted                                           40,725,826      40,725,826       40,725,826    39,495,108
                                                       ==============  ==============    ============= =============
Loss per share - basic and diluted                     $       (0.01)  $       (0.10)    $      (0.03) $      (0.73)
                                                       ==============  ==============    ============= =============

                          SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

                                                         For the three months ended          For the nine months ended
                                                            September 30,                            September 30,
                                                      --------------------------------  ----------------------------------
                                                             2003               2002             2003              2002
                                                      --------------  ----------------  ----------------  ----------------
Net (loss)                                            $    (276,276)  $    (4,115,949)  $    (1,209,477)  $   (28,929,390)
Other comprehensive income (loss):
       Unrealized gain (loss) from foreign currency
       translation adjustments                                6,399             2,054            54,531           (15,434)
                                                      --------------  ----------------  ----------------  ----------------
Comprehensive (loss)                                  $    (269,877)  $    (4,113,895)  $    (1,154,946)  $   (28,944,824)
                                                      ==============  ================  ================  ================

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

     The Company denies the allegations of the complaint and has filed counterclaims against the plaintiff seeking payment approximately in the amount of $2.5 million owed to the Company under the above-mentioned contracts and for damage. Management intends to vigorously defend this action.

     Extensive settlement discussions have been held and a mediation session with court-appointed mediator also has been held. No settlement has been made. Ultimately, counsel to the Company believes SVT may recover all or part of the sum due even though the entire amount has been reserved against. The exact amount of the recovery cannot be predicted at this time.

                           SVT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

     Under the circumstances, SVT has also lost some business in the second and third quarters of 2003, mainly due to further cutbacks from AIG, formerly its largest customer, which decided not to renew contracts for some of SVT's consultants after the expiration of their contract term or completion of their projects. In some cases, AIG also cancelled in midstream projects being serviced by SVT and laid off entire project teams, writing off large amounts of investment. Moreover, AIG has shifted many IT projects off-shore to major Indian companies, and continues to do so. SVT was able to avoid a very substantial decline in revenue primarily by focusing on managed services offerings and new business development.

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

                              Results of Operations

                                                             For the Three Months Ended                For the Nine Months Ended
                                                                   September  30,                           September 30,
                                                         -------------------------------------    ---------------------------------
                                                                2003                2002               2003                 2002
                                                         ------------------   ----------------    --------------   -----------------
Revenues                                                 $       2,345,196    $      4,451,646    $  7,870,994     $     13,666,871

Cost of revenues                                                 1,933,833           3,105,104       6,221,058           10,084,466
                                                         ------------------   ----------------    --------------   -----------------

Gross profit                                                       411,363           1,346,542       1,649,936            3,582,405

Operating expenses:
     General and administrative                                    706,252           3,694,148       2,573,948            6,452,538

     Goodwill impairment                                                -            1,548,947               -            1,548,947

     Stock option compensation expense                                  -                   -                -            6,125,000
     Merger-related costs and expenses                                  -             (120,650)              -           18,687,418
                                                         ------------------   ----------------    --------------   -----------------
     Operating (loss)                                             (294,889)         (3,775,903)       (924,012)         (29,231,498)
Grant income                                                            -                   -                -              150,000
Interest income, net                                                   274              45,764           1,591               57,331
                                                         ------------------   ----------------    --------------   -----------------
     (Loss) before income taxes                                   (294,615)         (3,730,139)       (922,421)         (29,024,167)
Income taxes (benefit)                                             (18,339)            385,810         287,056              (94,777)
                                                         ------------------   ----------------    --------------   -----------------
Net (loss)                                               $        (276,276)   $     (4,115,949)  $  (1,209,477)    $    (28,929,390)
                                                         ==================   =================  ===============  ==================

Revenues                                                          100.0%             100.0%              100.0%             100.0%
Cost of revenues                                                   82.5               69.8                79.0               73.8
                                                         ------------------   ----------------   ---------------   -----------------
Gross profit                                                       17.5               30.2                21.0               26.2
Operating expenses:
     General and administrative                                    30.1               83.0                32.7               47.3
     Goodwill impairment                                            -                 34.8                 -                 11.3
     Stock option compensation expense                              -                 -                    -                 44.8
     Merger-related costs and expenses                              -                 (2.8)                -                136.7
                                                         ------------------   ----------------   ---------------   -----------------
     Operating (loss)                                             (12.6)             (84.8)              (11.7)            (213.9)
Grant income                                                        -                 -                    -                  1.1
Interest income, net                                                -                  1.0                 -                  0.4
     (Loss) before income taxes                                   (12.6)             (83.8)              (11.7)            (212.4)
                                                         ------------------   ----------------   ---------------   -----------------
Income taxes (benefit)                                             (0.8)               8.7                 3.6               (0.7)
                                                         ------------------   ----------------   ---------------   -----------------
Net (loss)                                                        (11.8)%            (92.5)%             (15.3)%           (211.7)%
                                                         ==================   ================   ===============   =================

Three and nine months ended September 30, 2003 compared to three and nine months ended September 30,2002.

     Revenues for the three and nine month periods ended September 30, 2003 were $2.3 million and $7.9 million respectively, a decrease of $2.1 million and $5.8 million respectively, or 47.3% and 42.4%, from $4.5 million and $13.7 million for the three and nine month periods ended September 30, 2002, respectively. The decline in revenues is mostly attributable to a decline in business with AIG and Velocity, two of the Company's main clients.

     Cost of revenues for the three and nine month periods ended September 30, 2003 was $1.9 million and $6.2 million respectively, a decrease of $1.2 million and $3.9 million respectively, or 37.7%, and 38.3%, respectively. However, on a percentage of revenues basis, the cost of revenues increased to 82.5% and 79% from 69.8% and 73.8% for the three and nine month periods ended September 30, 2003 and 2002, respectively, thus decreasing the gross operating margin by

12.7% and 5.2%. The decrease in gross operating margin percentage was largely due to fewer billable clients.

     General and administrative expenses for the three and nine month periods ended September 30, 2003 were $0.7 million and $2.6 million respectively, a decrease of $3.0 million and $2.8 million respectively, or 80.9% and 60.1%, from $3.7 and $6.5 million for the three and nine month periods ended September 30, 2002, respectively. This decrease is primarily due to decreased marketing and administrative overhead as well as a decrease in payroll and rent expenses.

     Stock option compensation expense of $0 and $6.1 million for the three and nine months ended September 30, 2002 relates to a non-cash charge for the difference between the trading price of the Company's common stock and the exercise price for stock options which were granted to an employee with immediate vesting in February 2002.

     Goodwill impairment for the three and nine month periods ended September 30, 2002 was $1,548,947. The long-lived assets impaired were related to the 2001 acquisitions and were reflected in the Company's subsidiary in India.

     Merger-related costs and expenses for the nine months ended September 30, 2002 of $18.8 million were incurred related to the combination of SWWT, Inc. and SanVision Technology Inc. These merger costs of $18,542,455 related to the issuance of 6,135,873 shares of the Company's common stock which was contingent on the merger transaction and other professional fees related to the merger of $230,795.

     The effective tax rate was 31.1% for the nine months ended September 30, 2003 as compared with (0.3)% for nine months ended September 30, 2002. The effective tax rate for the nine months ended September 30, 2002 was significantly impacted by the non-deductible merger-related expenses described above. The tax deduction for the shares issued was significantly less than the expense charge for financial reporting purposes. In addition, the stock option compensation expense of $6.1 million was not deductible for income tax purposes. The effective tax rate for the nine months ended September 30, 2003 was significantly impacted by the establishment of a valuation allowance for deferred tax assets.

     Liquidity and Capital Resources

     As of September 30, 2003, the Company had net working capital of $1,898,173, comprised primarily of accounts receivable and cash and cash equivalents. SanVision historically financed, and the Company continues to finance, its business mainly with cash flow from operations and has not obtained any outside institutional equity funding, such as a venture capital or private equity fund.

     However, the cash flow from operations varies significantly from month to month primarily due to changes in net income (loss) and collection of accounts receivable.

     Net cash used in operating activities was approximately $800,000 for the nine months ended September 30, 2003, as compared to net cash provided by operating activities of $1,674,000 for the nine months ended September 30, 2002. The decrease in cash provided by operating activities as compared to the comparable period last year is due primarily to less income from operations after adjustments for non-cash items.

     Net cash used in investing activities was $19,847 for the nine months ended September 30, 2003, as compared to net cash used in investing activities of $173,077 for the nine months ended September 30, 2002. The net cash used in investing activities for 2002 was related primarily to asset purchases.

     Net cash used in financing activities was $0 for the nine months ended September 30, 2003, as compared to net cash provided by financing activities of $34,894 for the nine months ended September 30, 2002. The cash provided by financing activities in 2002 was in connection with repayments on a former credit agreement and stockholder borrowings.

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

                                         SVT INC.
                                       (Registrant)

                                     /s/ Sanjay Sethi
                                       --------------
                                         Sanjay Sethi
                                  Chief Executive Office


Date:  March 12, 2004                /s/ Dhir Sarin
                                     ----------------
                                        Dhir Sarin
                                  Chief Financial Officer